Form 10-Q
period 1996-07-31
GKN HOLDING CORP
filed 1996-09-13
CIK 814774

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 1996

                                       or

[    ]   Transition report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

For the transition period from ________ to ________


                         Commission file number 0-21105

                                GKN HOLDING CORP.
             (Exact name of registrant as specified in its charter)

           Delaware                                     13-3414302
- -------------------------------          -------------------------------------
(State or other jurisdiction of          (I.R.S.  Employer Identification No.)
incorporation or organization)

61 Broadway, New York, New York                           10006
- ----------------------------------------                ---------
(Address of principal executive offices)                (Zip Code)

(212)509-3800
- --------------
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [  ]      No  [ X ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                       Outstanding at September 13, 1996
- -----                                       ---------------------------------
Common Stock, $.0001 par value                       8,434,125 shares


                           Exhibit index on page 15.
                           Page 1 of 16 total pages.

                       GKN HOLDING CORP. AND SUBSIDIARIES
                                      Index
                                                                         Page
                                                                         ----
Part I - Financial Information

Item 1.   Financial Statements

     Consolidated Statements of Financial Condition as of
     July 31, 1996 (Unaudited) and January 31, 1996                        3

     Consolidated Statements of Income for the three and six
     months ended July 31, 1996 and 1995 (Unaudited)                       4

     Consolidated Statements of Changes in Stockholders' Equity
     for the six months ended July 31, 1996 and 1995 (Unaudited)           5

     Consolidated Statements of Cash Flows for the six months
     ended July 31, 1996 and 1995 (Unaudited)                              6

     Notes to Consolidated Financial Statements                            7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                              9


Part II - Other Information

Item 4.   Submission of Matters to a Vote of Security Holders             13

Item 6.   Exhibits and Reports on Form 8-K                                13

Part I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                       GKN HOLDING CORP. AND SUBSIDIARIES
                 Consolidated Statements of Financial Condition

                                                                      July 31, 1996          January 31, 1996
                                                                      -------------          ----------------
                                                                       (Unaudited)
Assets
Cash and cash equivalents                                             $13,943,000            $ 7,873,000                      -
Due from clearing firm                                                  1,707,000              4,338,000
Commissions receivable                                                    181,000                106,000
Syndicate fees receivable                                                 207,000                369,000
Securities owned, at market value                                      11,730,000              8,152,000
Securities owned, not readily marketable, at fair value                 1,305,000              1,744,000
Investments, at cost                                                      337,000                292,000
Office furniture, equipment and leasehold improvements
    (net of accumulated depreciation and amortization of
   $1,205,000 and $1,027,000)                                           1,008,000                964,000
Goodwill (net of accumulated amortization of $44,000
   and $11,000)                                                         1,592,000              1,595,000
Loans receivable                                                        1,046,000              1,435,000
Other assets                                                            1,611,000                985,000
                                                                       ----------             ----------
         Total assets                                                 $34,667,000            $27,853,000
                                                                       ==========            ==========
Liabilities and Stockholders' Equity
Liabilities:
   Securities sold, not yet purchased, at market value                $ 3,540,000            $ 4,015,000
   Commissions payable                                                  2,603,000              1,992,000
   Deferred compensation                                                1,644,000                331,000
   Income taxes payable                                                   877,000                318,000
   Deferred tax liability                                               1,042,000              1,292,000
   Accrued expenses and other liabilities                               4,893,000              4,195,000
                                                                       ----------             ----------
                                                                       14,599,000             12,143,000
   Liability subordinated to the claims of general
     creditors                                                            797,000                934,000
                                                                       ----------             ----------
         Total liabilities                                             15,396,000             13,077,000
                                                                       ----------             ----------
Stockholders' equity:
   Common stock subscribed, $.0001 par value;
     2,875,000 shares at July 31, 1996                                 15,472,000                      -
   Common stock subscription receivable                               (15,525,000)                     -
                                                                       ----------             ----------
                                                                          (53,000)                     -
   Common stock, $.0001 par value; 35,000,000 shares
     authorized; 6,227,875 and 5,397,875 shares issued;
     5,559,125 and 4,885,375 shares outstanding                             1,000                  1,000
   Additional paid-in capital                                           4,148,000              3,487,000
   Retained earnings                                                   16,445,000             11,918,000
   Cumulative translation adjustment                                      (28,000)                     -
                                                                       ----------             ----------
                                                                       20,513,000             15,406,000
   Less treasury stock, at cost; 668,750 and 512,500
     shares                                                            (1,242,000)              (630,000)
                                                                       ----------             ----------
         Total stockholders' equity                                    19,271,000             14,776,000
                                                                       ----------             ----------
         Total liabilities and stockholders' equity                   $34,667,000            $27,853,000
                                                                       ==========             ==========

See accompanying notes to consolidated financial statements.

                       GKN HOLDING CORP. AND SUBSIDIARIES
                        Consolidated Statements of Income
                                   (Unaudited)

                                              Three Months Ended July 31,              Six Months Ended July 31,
                                           -------------------------------         --------------------------------
                                               1996                1995                  1996               1995
                                               ----                ----                  ----               ----
Revenues:
   Commissions                             $16,951,000         $ 6,747,000           $29,167,000        $12,016,000
   Investment banking                        2,154,000           1,493,000             5,567,000          2,924,000
   Principal transactions                    1,027,000           2,427,000             3,504,000          2,693,000
   Interest                                    377,000             148,000               715,000            274,000
   Other                                        95,000              29,000                51,000             95,000
                                            ----------          ----------            ----------         ----------
         Total revenues                     20,604,000          10,844,000            39,004,000         18,002,000
                                            ----------          ----------            ----------         ----------

Expenses:
   Compensation and benefits                12,966,000           5,942,000            23,694,000         11,183,000
   Communications                            1,070,000             714,000             1,910,000          1,333,000
   Brokerage, clearing and
      exchange fees                            574,000             266,000             1,205,000            533,000
   Occupancy and equipment                     704,000             487,000             1,359,000          1,007,000
   Business development                        349,000             159,000               625,000            367,000
   Professional fees                           325,000             160,000             1,123,000            398,000
   Other                                       643,000             354,000             1,120,000            787,000
                                            ----------           ---------            ----------         ----------
         Total expenses                     16,631,000           8,082,000            31,036,000         15,608,000
                                            ----------          ----------            ----------         ----------
Income before income taxes                   3,973,000           2,762,000             7,968,000          2,394,000

Income taxes                                 1,692,000             979,000             3,441,000            866,000
                                            ----------           ---------            ----------         ----------
Net income                                 $ 2,281,000         $ 1,783,000           $ 4,527,000        $ 1,528,000
                                            ==========          ==========            ==========         ==========
Earnings per common share *                $      0.40         $      0.31           $      0.83        $      0.26
                                                  ====                ====                  ====               ====
Weighted average common
   shares outstanding                        5,716,918           5,781,825             5,450,014          5,781,825
                                             =========           =========             =========          =========

* Represents primary earnings per share. The difference between primary and fully diluted earnings per share is not material.


See accompanying notes to consolidated financial statements.

                       GKN HOLDING CORP. AND SUBSIDIARIES
           Consolidated Statements of Changes in Stockholders' Equity
                                   (Unaudited)

                     Common Stock                        Preferred                         Cumulative
                      Subscribed         Common Stock      Stock     Additional              Trans-   Treasury Stock
                 --------------------- ---------------- -----------   Paid-in    Retained    lation   ---------------
                 Shares      Amount    Shares    Amt.   Shares Amt.   Capital    Earnings  Adjustment Shares   Amount      Total
                 ------    ----------- ------    ------ ------ ---- ----------- ---------- ---------- ------   ------      -----
Six months ended July 31, 1995:

Balance at
 January 31,
 1995              -       $    -      5,397,875 $1,000 1,000  $ -  $3,487,000 $ 8,449,000  $   -    287,500  $(180,000)$11,757,000

Net income         -            -         -          -     -     -       -       1,528,000      -       -         -       1,528,000
                 ---------  ---------  ---------  ----- -----   ---  ---------  ----------   -----   -------   --------  ----------

Balance at
 July 31,
 1995               -      $   -      5,397,875 $1,000  1,000  $ -  $3,487,000 $ 9,977,000  $   -    287,500  $(180,000)$13,285,000
                 =========  ========= =========  =====  =====   ===  =========  ==========   =====   =======   ========   =========

Six months ended July 31, 1996:

Balance at
 January 31,
 1996               -       $   -      5,397,875 $1,000    -   $ -  $3,487,000 $11,918,000  $  -     512,500  $(630,000)$14,776,000

Net income          -           -         -          -     -     -      -        4,527,000     -        -         -       4,527,000

Stock subscribed 2,875,000  15,472,000    -          -     -     -      -           -          -        -         -      15,472,000

Subscription
 receivable         -      (15,525,000)   -          -     -     -      -           -          -        -         -     (15,525,000)

Stock issued        -           -        830,000     -     -     -     881,000      -          -        -         -         881,000

Warrants issued     -           -         -          -     -     -       1,000      -          -        -         -           1,000

Notes receivable    -           -         -          -     -     -    (221,000)     -          -        -         -        (221,000)

Purchase of
 treasury shares    -          -          -          -     -     -      -           -          -     156,250    (612,000)  (612,000)

Translation
 adjustment         -          -          -          -     -     -      -           -      (28,000)     -         -         (28,000)
                 ---------  ---------- ---------  -----  -----  ---  ---------  ---------   ------   -------  ----------  ---------

Balance at
 July 31,
 1996            2,875,000 $  (53,000) 6,227,875 $1,000    -    $ - $4,148,000 $16,445,000 $(28,000) 668,750 $(1,242,000)$19,271,000
                 =========  ========== =========  =====  =====   === =========  ==========  =======  =======  ==========  ==========


See accompanying notes to consolidated financial statements.

                       GKN HOLDING CORP. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                     Six Months Ended July 31,
                                                                      1996               1995
                                                                  -----------         ----------
Operating activities:
   Net income                                                     $ 4,527,000         $ 1,528,000
   Adjustments to reconcile net income to
     net cash provided by operating activities:
      Deferred taxes                                                 (260,000)            443,000
      Depreciation                                                    111,000             116,000
      Amortization                                                    117,000              67,000
                                                                   ----------          ----------
                                                                    4,495,000           2,154,000
   (Increase) decrease in operating assets:
     Due from clearing firm                                         2,631,000            (757,000)
     Commissions receivable                                           (76,000)           (111,000)
     Syndicate fees receivable                                        162,000                -
     Securities owned, at market value                             (3,578,000)            862,000
     SecuritieS owned, not readily marketable                         439,000            (583,000)
     Investments                                                      (45,000)           (240,000)
     Loans receivable                                                 389,000            (177,000)
     Income taxes receivable                                             -                448,000
     Other assets                                                    (626,000)            128,000
   Increase (decrease) in operating liabilities:
     Securities sold, not yet purchased                              (474,000)          1,053,000
     Commissions payable                                              611,000             104,000
     Deferred compensation                                          1,313,000             171,000
     Income taxes payable                                             568,000             123,000
     Accrued expenses and other liabilities                           698,000             295,000
     Translation adjustment                                           (28,000)               -
                                                                    ---------           ---------
       Net cash provided by operating activities                    6,479,000           3,470,000
                                                                    ---------           ---------
Investing activities:
   Purchase of office furniture, equipment
     and leasehold improvements                                      (239,000)            (58,000)
   Goodwill resulting from acquisition cost
     adjustment                                                       (30,000)               -
                                                                    ---------            --------
       Net cash used in investing activities                         (269,000)            (58,000)
                                                                    ---------            --------
Financing activities:
   Issuance of common shares, net of receivable                       608,000                -
   Issuance of common stock warrants                                    1,000                -
   Purchase of treasury stock                                        (612,000)               -
   Repayment of subordinated debt                                    (137,000)               -
                                                                    ---------            ---------
    Net cash used in financing activities                            (140,000)              -
                                                                    ---------            ---------
   Net increase in cash and cash equivalents                        6,070,000            3,412,000
Cash and cash equivalents at beginning of year                      7,873,000            3,123,000
                                                                    ---------            ---------
Cash and cash equivalents at end of period                        $13,943,000          $ 6,535,000
                                                                   ==========           ==========

See accompanying notes to consolidated financial statements.

                       GKN HOLDING CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


1.  Basis of Presentation

The consolidated financial statements include the accounts of GKN Holding Corp. and its subsidiaries (the Company). All significant intercompany accounts and transactions are eliminated in consolidation. In the opinion of management, the consolidated financial statements reflect all adjustments, which are all of a normal recurring nature, necessary for a fair statement of the Company's financial position and results of operations for the interim periods presented. These consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto for the year ended January 31, 1996 and the three months ended April 30, 1996, in its registration statement filed on Form S-1, as amended. Certain reclassifications have been made to the prior year amounts to conform to the current presentation.

The financial  statements conform with generally accepted accounting  principles
(GAAP). The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could vary from these estimates.

The Company's principal business activities are affected by many factors, including general economic and market conditions, which can result in substantial fluctuations in the Company's revenues and net income. Therefore, the results of operations for the three and six months ended July 31, 1996 are not necessarily indicative of the results which may be expected for the entire fiscal year.

2.  Initial Public Offering of Common Stock

The Company sold 2,875,000 shares of its common stock in an initial public offering at a price of $6.00 per share. The sale was effective as of July 30, 1996, and closed on August 2, 1996. The proceeds from the public offering were $16,375,000 after underwriting discounts and commissions, and $15,472,000 after other expenses of the offering totaling $903,000. The Company's principal operating subsidiary, GKN Securities Corp. (GKN), served as a co-manager of the offering. GKN received underwriting discounts and commissions of $850,000, which were eliminated in consolidation. The Company plans to use the net proceeds, which are currently invested in short-term interest-bearing investments, principally to expand its existing business and also for working capital and general corporate purposes.

The Company considered the 2,875,000 shares sold in the offering to be outstanding as of July 30, 1996, for the purpose of calculating weighted average shares outstanding.

3.  Net Capital Requirements

GKN and another wholly-owned subsidiary, Shochet Securities, Inc. (Shochet), are registered broker-dealers with the Securities and Exchange Commission (the SEC) and member firms of the National Association of Securities Dealers, Inc. (NASD). As such, GKN and Shochet are subject to the SEC's net capital rule, which requires the maintenance of minimum net capital.

GKN has elected to compute net capital using the alternative method permitted by the net capital rule, which requires that it maintain minimum net capital, as defined, to be greater than or equal to $250,000. At July 31, 1996, GKN had net capital of $15,216,000.

Shochet has elected to compute net capital under the standard aggregate indebtedness method permitted by the net capital rule, which requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. At July 31, 1996, Shochet had net capital of $626,000 and a net capital requirement of $100,000. Shochet's net capital ratio at July 31, 1996, was 0.7 to 1.

4.  Commitments and Contingencies

GKN is the subject of an NASD staff investigation which, the Company believes, arises primarily from mark-ups and mark-downs taken on customer transactions in warrants of certain issuers whose offerings were managed by GKN, and sales practices in connection with such transactions. The purpose of the investigation is to determine whether GKN or any persons associated with the firm have engaged in any violation of the federal securities laws or the NASD Rules of Fair Practice. The NASD staff has not advised GKN whether it intends to recommend any enforcement action and GKN cannot predict when the investigation might end, or its outcome. GKN is cooperating fully with the NASD staff in the investigatory process. The NASD has broad authority to sanction persons subject to its jurisdiction, including the levying of financial penalties, disgorgement, the imposition of censures, suspensions or bars on its supervisors and principals, and frequently imposes material sanctions in cases of this nature. The outcome of the NASD investigation could have a substantial adverse financial impact on GKN, result in restrictions on the business activities of GKN and its supervisors and principals and otherwise have a material adverse effect on the Company.

GKN is the subject of an SEC staff investigation that arose primarily from certain sales practices and the supervision of certain registered representatives in 1991 and 1992. GKN expects to submit to the SEC shortly an Offer of Settlement. The terms of the Offer of Settlement are the subject of continuing discussions with the SEC staff and there is no assurance that any proposed settlement will be supported by the SEC staff or approved by the SEC.

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations

Results of Operations

Three Months Ended July 31, 1996 vs. Three Months Ended July 31, 1995

Primary earnings per share of common stock for the three months ended July 31, 1996 were $0.40 as compared to $0.31 for the three months ended July 31, 1995. The increase in earnings was the result of significant increases in volume in securities brokerage and investment banking.

The Company's principal business activities are affected by many factors, including general economic and market conditions, which can result in substantial fluctuations in the Company's revenues and net income. Therefore, the results of operations for the quarter are not necessarily indicative of the results which may be expected for the entire fiscal year.

Revenues

Total revenues increased by 90% to $20,604,000 for the second quarter of fiscal 1997, led by significant increases in commissions and investment banking revenues.

Commission revenues increased by $10,204,000, or 151%, for the second quarter as a result of increased business with the Company's retail customers. The Company processed 113% more trades during the three months over the same period in fiscal 1996. This higher volume of activity was related to the environment of declining interest rates, improving economic conditions and record high levels for the various market indices in the first two months of the quarter. However, the high degree of volatility experienced in the stock markets during July 1996 somewhat offset the experience of the prior two months. The increase in activity in fiscal 1997 was also a result of the Company's acquisition of Shochet Securities in November 1995. Shochet activity represented 16% of the total increase in commission revenues.

Investment banking revenues increased by $661,000, or 44%. During the second quarter of fiscal 1997 the Company raised $27.1 million for corporate clients through two public offerings and two private placements. In the same period in fiscal 1996 the Company raised $16.9 million for its clients through one public offering and one private placement.

The $1,400,000 decrease in principal transactions revenues resulted from the volatile market conditions experienced during July 1996. Revenues generated through market making activities for over-the-counter equity securities increased $564,000 to $834,000 for the quarter as the gains realized in the first two months of the quarter exceeded losses incurred in July. However, these higher revenues were more than offset by a $1,964,000 decrease in revenues from the Company's investment account, which totaled $193,000 for the quarter. The revenue decrease was directly related to decreases in the prices of the shares underlying the underwriter warrants held by the Company, all of which were issued by investment banking clients.

Interest income increased significantly due to higher cash balances, a greater use of margin loans by the Company's customers, and a renegotiated interest sharing arrangement with the Company's clearing firm.

Expenses

Total expenses for the quarter in fiscal 1997 were $16,631,000, a 106% increase over the second quarter in fiscal 1996.

Compensation and benefits, communications, and brokerage, clearing and exchange fees expenses all increased significantly. These expenses were directly impacted by the Company's increased level of business activity as reflected by the increases in commission and investment banking revenues.

Occupancy and equipment expenses increased by $217,000, or 45%, primarily due to the November 1995 acquisition of Shochet Securities.

Business development expenses increased by $190,000, or 119%, due to increased promotional activities.

Professional fees increased by $165,000, or 103%, primarily as a result of higher legal fees.

Other expenses increased $289,000 primarily due to increased expenses associated with a higher level of business activity.


Six Months Ended July 31, 1996 vs. Six Months Ended July 31, 1995

Primary earnings per share of common stock for the six months ended July 31, 1996 were $0.83 as compared to $0.26 for the six months ended July 31, 1995. The increase in earnings was the result of a strong investment climate for five of the first six months of fiscal 1997, resulting in significant securities brokerage and investment banking volumes. The results of operations for the six months are not necessarily indicative of the results which may be expected for the entire fiscal year.

Revenues

Total revenues increased by $21,002,000, or 117%, to $39,004,000 for the six months. Revenues increased in all of the Company's major areas of activity for the fiscal year-to-date.

Commission revenues increased by $17,151,000, or 143%, for the year-to-date period. The increase reflects strong overall market conditions in the first five months of fiscal 1997, as well as a 52% increase in the number of registered representatives employed by the Company and a 127% increase in the volume of trades processed.

Investment banking revenues increased by $2,643,000, or 90%. The Company raised $59 million for its clients in the fiscal 1997 period through four public offerings and five private placements, a significant increase from the comparable fiscal 1996 period when the Company raised $27 million through two public offerings and two private placements. The increase in underwriting activity was the result of general market conditions and a more concentrated effort to develop a quality investment banking clientele.

Revenues from principal transactions increased by $811,000, or 30%, for the six months. Market making activities generated increased revenues of $2,001,000, which were partially offset by a revenue decrease of $1,190,000 from the Company's investment account. The market making revenues, which amounted to $2,386,000 for the fiscal 1997 period, reflect the strong market conditions experienced during February through June 1996. The high degree of volatility experienced in the markets during July 1996 adversely impacted the stock prices of the Company's underwriting clients, which was reflected in the valuation of the underwriter warrants held in the Company's investment account. This impact served to eliminate much of the gains recognized in the account in the first five months of the fiscal year, as investment account revenues for the six months totaled $1,118,000.

Interest income increased by $441,000 due to higher cash balances, a greater use of margin loans by the Company's customers, and a renegotiated interest sharing arrangement with the Company's clearing firm.

Expenses

Total expenses for the first six months of fiscal 1997 were $31,036,000, a 99% increase over the same period in fiscal 1996. Total expenses as a percentage of revenues for the 1997 fiscal period decreased to 79.6% from 86.7% in the fiscal 1996 period.

Increases in the Company's expense categories for the six month period resulted from the same factors causing increases in expenses for the second quarter. The primary factor resulting in higher expenses was the significant increase in the level of business activities, while the November 1995 acquisition of Shochet and increased promotional activities and legal fees incurred also served to increase the Company's expenses.


Liquidity and Capital Resources

On July 30, 1996, the Company raised $15,472,000, net of underwriters' discounts and commissions and associated costs, in an initial public offering of the Company's common stock. The common stock subscription receivable at July 31, 1996, was received on August 2, 1996. The Company plans to use the net proceeds from the offering, which are currently invested in short-term interest-bearing investments, principally to expand its existing business and also for working capital and general corporate purposes.

The Company's assets are highly liquid with the majority consisting of securities inventories, receivables from other broker-dealers and the Company's clearing firm, and cash and cash equivalents, all of which fluctuate depending upon the levels of customer business and trading activity. Receivables from broker-dealers and the Company's clearing firm turn over rapidly. As a securities dealer, the Company may carry significant levels of trading inventories to meet customer needs. The Company's inventory of market making securities is readily marketable; however, holding large blocks of the same security may limit liquidity and prevent realization of full market value for the securities. Securities owned, but not readily marketable, represent underwriter warrants and the securities underlying such warrants. The liquidity of these securities is limited. A relatively small percentage of the Company's total assets are fixed. The Company's total assets or the individual components of total assets may vary significantly from period to period because of changes relating to customer demand, economic and market conditions, and proprietary trading strategies.

GKN and Shochet, the Company's operating broker-dealer subsidiaries, are subject to the net capital rules of the NASD and the SEC. As such, they and the Company are subject to certain restrictions on the use of capital and its related liquidity. GKN's and Shochet's respective net capital positions as of July 31, 1996, were $15,216,000 and $626,000, which were $14,966,000 and $526,000 in excess of their respective net capital requirements.

Prior to its initial public offering, the Company financed its operations through the private placement of debt and equity securities and cash flow from operations. The Company has not employed any significant leverage or debt. In conjunction with the Company's November 1995 acquisition of Shochet, the Company issued the seller a subordinated note as part of the purchase price, of which $797,000 was outstanding at July 31, 1996. The Company intends to use debt prudently in the future and to arrange for lines of credit in the near future. Prior to the Company's initial public offering, during the six months ended July 31, 1996, the Company repurchased 156,250 shares at a cost of $612,000. These repurchases were funded from cash flow from operations.

The Company's overall capital and funding needs are continually reviewed to ensure that its capital base can support the estimated needs of its business units. These reviews take into account business needs as well as regulatory capital requirements of the subsidiaries. Based upon these reviews, management believes that the Company's capital structure is adequate for current operations and reasonably foreseeable future needs.

Other Matters

Securities and Exchange Commission Regulations

In August 1996 the SEC issued new regulations relating to Nasdaq Stock Market dealers. These regulations, which will be phased in beginning in December 1996, will require Nasdaq dealers to publicly display certain investor limit orders, to notify the public of the absolute best prices at which they are willing to trade any stock, and to expand the size of any offered block of stock at the best marketwide price to include a customer's limit order at the same price. The Company does not expect these regulations to have a material impact on its results of operations.

Safe Harbor Cautionary Statement

The Company occasionally makes forward-looking statements such as forecasts and projections of expected future performance or statements of its plans and objectives. These forward-looking statements may be contained in filings with the SEC, press releases and oral statements. Actual results could potentially differ materially from these statements. Therefore, no assurance can be given that the outcomes stated in such forward-looking statements will be achieved.

Factors which could affect the Company's results of operations and cause its results to differ from these statements include the volatility and price level of the securities markets; the volume, size and timing of securities transactions; the demand for investment banking services; the level and volatility of interest rates; the availability of credit; legislation affecting the business and financial communities; and the economy in general. For a more complete discussion of these and other factors, see the Company's registration statement filed on Form S-1, as amended.

Part II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

On July 22, 1996,  the  following  matters were  submitted to a vote of security
holders   through  a  written   consent  in  lieu  of  special  meeting  of  the
shareholders:

     o Amendment of the Company's By-Laws such that the number of Directors which constitute the Board of Directors shall be fixed by resolution of the Board of Directors, and that the Board of Directors shall be divided into three classes each of which shall serve for a term of three years.

     o  Adoption and approval of the Company's 1996 Incentive Compensation Plan.

Each of the matters was approved with 2,994,250 shares voted for each matter.

Item 6.  Exhibits and Reports on Form 8-K

       (a)    Exhibits:

              27 - Financial Data Schedule BD

       (b)    Reports on Form 8-K:

              None

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         GKN HOLDING CORP.


Date:  September 13, 1996                /s/ David M. Nussbaum
                                         ----------------------------
                                         David M. Nussbaum
                                         Chairman of the Board and
                                         Chief Executive Officer



                                         /s/ Peter R. Kent
                                         ----------------------------
                                         Peter R. Kent
                                         Chief Operating Officer and
                                         Chief Financial Officer

                       GKN HOLDING CORP. AND SUBSIDIARIES
                                  Exhibit Index


Number        Description                                             Page

27            Financial Data Schedule BD (7/31/96)                     16