Form 10-Q
period 1996-10-31
GKN HOLDING CORP
filed 1996-12-16
CIK 814774

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

For the quarterly period ended October 31, 1996

                                      or

[  ]  Transition report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

For the transition period from ________ to ________


                         Commission file number 0-21105

                                GKN HOLDING CORP.
             (Exact name of registrant as specified in its charter)


Delaware                                       13-3414302
--------                                       ----------
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                 Identification No.)

61 Broadway, New York, New York                10006
-------------------------------                -----
(Address of principal executive offices)       (Zip Code)

(212)509-3800
-------------
(Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                         Outstanding at December 16, 1996
-----                                         --------------------------------
Common Stock, $.0001 par value                8,344,125 shares

                            Exhibit index on page 15.
                            Page 1 of 16 total pages.

                       GKN HOLDING CORP. AND SUBSIDIARIES
                                      Index


                                                                     Page
                                                                     ----
Part I - Financial Information

Item 1.  Financial Statements

   Consolidated Statements of Financial Condition as of
   October 31, 1996 (Unaudited) and January 31, 1996                   3

   Consolidated Statements of Income for the three and nine
   months ended October 31, 1996 and 1995 (Unaudited)                  4

   Consolidated Statements of Changes in Stockholders' Equity
   for the nine months ended October 31, 1996 and 1995 (Unaudited)     5

   Consolidated Statements of Cash Flows for the nine months
   ended October 31, 1996 and 1995 (Unaudited)                         6

   Notes to Consolidated Financial Statements                          7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                           9


Part II - Other Information

Item 6.  Exhibits and Reports on Form 8-K                             13

Part I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                       GKN HOLDING CORP. AND SUBSIDIARIES
                 Consolidated Statements of Financial Condition
                                                              October 31,    January 31,
                                                                 1996           1996
                                                             ------------   ------------
                                                              (Unaudited)
Assets
Cash and cash equivalents                                    $24,638,000    $ 7,873,000
Due from clearing firm                                           373,000      4,338,000
Commissions receivable                                           197,000        106,000
Syndicate fees receivable                                        104,000        369,000
Securities owned, at market value                             15,484,000      8,152,000
Securities owned, not readily marketable, at fair value        1,263,000      1,744,000
Investments, at cost                                           3,249,000        292,000
Office furniture, equipment and leasehold improvements
  (net of accumulated depreciation and amortization of
  $1,320,000 and $1,027,000)                                   1,295,000        964,000
Goodwill (net of accumulated amortization of $60,000
  and $11,000)                                                 1,575,000      1,595,000
Loans receivable                                               1,169,000      1,435,000
Income taxes receivable                                        1,352,000           --
Other assets                                                   1,113,000        985,000
                                                             -----------    -----------
      Total assets                                           $51,812,000    $27,853,000
                                                             ===========    ===========

Liabilities and Stockholders' Equity
Liabilities:
  Securities sold, not yet purchased, at market value       $  5,903,000   $  4,015,000
  Commissions payable                                          2,158,000      1,992,000
  Deferred compensation                                        1,865,000        331,000
  Income taxes payable                                              --          318,000
  Deferred tax liability                                       1,168,000      1,292,000
  Accrued expenses and other liabilities                       4,702,000      4,195,000
                                                             -----------    -----------
                                                              15,796,000     12,143,000
  Liability subordinated to the claims of general creditors      731,000        934,000
                                                             -----------    -----------
      Total liabilities                                       16,527,000     13,077,000
                                                             -----------    -----------

Stockholders' equity:
  Common stock, $.0001 par value; 35,000,000 shares
   authorized; 9,102,875 and 5,397,875 shares issued;
   8,384,125 and 4,885,375 shares outstanding                      1,000          1,000
  Additional paid-in capital                                  19,599,000      3,487,000
  Retained earnings                                           17,260,000     11,918,000
  Cumulative translation adjustment                              (17,000)          --
                                                             -----------    -----------
                                                              36,843,000     15,406,000
  Less treasury stock, at cost; 718,750 and 512,500 shares    (1,558,000)      (630,000)
                                                             -----------    -----------
      Total stockholders' equity                              35,285,000     14,776,000
                                                             -----------    -----------
      Total liabilities and stockholders' equity             $51,812,000    $27,853,000
                                                             ===========    ===========

         See accompanying notes to consolidated financial statements.

                       GKN HOLDING CORP. AND SUBSIDIARIES
                        Consolidated Statements of Income
                                   (Unaudited)

                                   Three Months               Nine Months
                                 Ended October 31,         Ended October 31,
                              ------------------------  ------------------------
                                 1996         1995         1996         1995
                              -----------  -----------  -----------  -----------

Revenues:
  Commissions                 $10,573,000  $ 8,771,000  $39,740,000  $20,787,000
  Investment banking            1,977,000    1,342,000    7,544,000    4,266,000
  Principal transactions          914,000    1,966,000    4,418,000    4,659,000
  Interest                        462,000      168,000    1,176,000      441,000
  Other                            78,000       26,000      130,000      122,000
                              -----------  -----------  -----------  -----------
      Total revenues           14,004,000   12,273,000   53,008,000   30,275,000
                              -----------  -----------  -----------  -----------

Expenses:
  Compensation and benefits     8,970,000    7,260,000   32,665,000   18,443,000
  Communications                  997,000      596,000    2,906,000    1,929,000
  Brokerage, clearing and
    exchange fees                 537,000      301,000    1,742,000      833,000
  Occupancy and equipment         751,000      494,000    2,067,000    1,467,000
  Business development            429,000      200,000    1,051,000      567,000
  Professional fees               286,000      164,000    1,413,000      562,000
  Other                           667,000      301,000    1,829,000    1,123,000
                              -----------  -----------  -----------  -----------
      Total expenses           12,637,000    9,316,000   43,673,000   24,924,000
                              -----------  -----------  -----------  -----------

Income before income taxes      1,367,000    2,957,000    9,335,000    5,351,000

Income taxes                      552,000    1,410,000    3,993,000    2,276,000
                              -----------  -----------  -----------  -----------

Net income                    $   815,000  $ 1,547,000  $ 5,342,000  $ 3,075,000
                              ===========  ===========  ===========  ===========

Earnings per common share     $      0.09  $      0.27  $      0.80  $      0.53
                              ===========  ===========  ===========  ===========

Weighted average common
   shares outstanding           8,694,355    5,715,792    6,667,294    5,760,379
                              ===========  ===========  ===========  ===========

         See accompanying notes to consolidated financial statements.

                       GKN HOLDING CORP. AND SUBSIDIARIES
           Consolidated Statements of Changes in Stockholders' Equity
                                   (Unaudited)
                                             Preferred
                         Common Stock          Stock       Additional                Cumulative     Treasury Stock
                       -----------------   -------------    Paid-in      Retained   Translation  --------------------
                        Shares     Amt.    Shares   Amt.    Capital      Earnings    Adjustment  Shares      Amount        Total
                       ---------  ------   ------   ----  -----------   -----------  ----------  -------   ----------   -----------

Nine months ended October 31, 1995:
-----------------------------------

Balance at
  January 31, 1995     5,397,875  $1,000    1,000   $ -   $ 3,487,000   $ 8,449,000   $      -   287,500   $ (180,000)  $11,757,000
Net income                     -       -        -     -             -     3,075,000          -         -            -     3,075,000
Expiration of
  preferred shares             -       -   (1,000)    -             -             -          -         -            -             -
Purchase of
  treasury shares              -       -        -     -             -             -          -   225,000     (450,000)     (450,000)
                       ---------  ------    -----   ---   -----------   -----------   --------   -------   ----------   -----------
Balance at
  October 31, 1995     5,397,875  $1,000        -   $ -   $ 3,487,000   $11,524,000   $      -   512,500   $ (630,000)  $14,382,000
                       =========  ======    =====   ===   ===========   ===========   ========   =======   ==========   ===========


Nine months ended October 31, 1996:
-----------------------------------

Balance at
  January 31, 1996     5,397,875  $1,000        -   $ -   $ 3,487,000   $11,918,000   $      -   512,500  $  (630,000)  $14,776,000
Net income                     -       -        -     -             -     5,342,000          -         -            -     5,342,000
Stock issued           3,705,000       -        -     -    16,332,000             -          -         -            -    16,332,000
Warrants issued                -       -        -     -         1,000             -          -         -            -         1,000
Notes receivable               -       -        -     -      (221,000)            -          -         -            -      (221,000)
Purchase of
  treasury shares              -       -        -     -             -             -          -   206,250     (928,000)     (928,000)
Translation adjustment         -       -        -     -             -             -    (17,000)        -            -       (17,000)
                       ---------  ------    -----   ---   -----------   -----------   --------   -------  -----------   -----------
Balance at
  October 31, 1996     9,102,875  $1,000        -   $ -   $19,599,000   $17,260,000   $(17,000)  718,750  $(1,558,000)  $35,285,000
                       =========  ======    =====   ===   ===========   ===========   ========   =======  ===========   ===========

          See accompanying notes to consolidated financial statements.

                       GKN HOLDING CORP. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                                   Nine Months Ended October 31,
                                                   -----------------------------
                                                         1996           1995
                                                     -----------    -----------
Operating activities:
  Net income                                         $ 5,342,000    $ 3,075,000
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Deferred taxes                                      (114,000)     1,128,000
    Depreciation                                         178,000        175,000
    Amortization                                         229,000        127,000
                                                     -----------    -----------
                                                       5,635,000      4,505,000
  (Increase) decrease in operating assets:
    Due from clearing firm                             3,965,000       (117,000)
    Commissions receivable                               (91,000)       125,000
    Syndicate fees receivable                            265,000              -
    Securities owned, at market value                 (7,332,000)       119,000
    Securities owned, not readily marketable             481,000     (1,312,000)
    Investments                                       (2,957,000)      (290,000)
    Loans receivable                                     266,000        125,000
    Income taxes receivable                           (1,352,000)       448,000
    Other assets                                        (177,000)       160,000
  Increase (decrease) in operating liabilities:
    Securities sold, not yet purchased                 1,888,000        139,000
    Commissions payable                                  166,000        447,000
    Deferred compensation                              1,534,000        108,000
    Income taxes payable                                (328,000)       553,000
    Accrued expenses and other liabilities               507,000      4,548,000
    Translation adjustment                               (17,000)             -
                                                     -----------    -----------
     Net cash provided by operating activities         2,453,000      9,558,000
                                                     -----------    -----------

Investing activities:
  Purchase of office furniture, equipment
   and leasehold improvements                           (640,000)       (97,000)
  Goodwill resulting from acquisition cost
   adjustment                                            (30,000)             -
                                                     -----------    -----------
     Net cash used in investing activities              (670,000)       (97,000)
                                                     -----------    -----------

Financing activities:
  Issuance of common shares                           16,112,000              -
  Issuance of common stock warrants                        1,000              -
  Purchase of treasury stock                            (928,000)      (450,000)
  Repayment of subordinated debt                        (203,000)             -
                                                     -----------    -----------
     Net cash provided by (used in)
      financing activities                            14,982,000       (450,000)
                                                     -----------    -----------

  Net increase in cash and cash equivalents           16,765,000      9,011,000
Cash and cash equivalents at beginning of year         7,873,000      3,123,000
                                                     -----------    -----------
Cash and cash equivalents at end of period           $24,638,000    $12,134,000
                                                     ===========    ===========

          See accompanying notes to consolidated financial statements.

                       GKN HOLDING CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


1.  Basis of Presentation

The consolidated financial statements include the accounts of GKN Holding Corp. and its subsidiaries (the Company). All significant intercompany accounts and transactions are eliminated in consolidation. In the opinion of management, the consolidated financial statements reflect all adjustments, which are all of a normal recurring nature, necessary for a fair statement of the Company's financial position and results of operations for the interim periods presented. These consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto for the year ended January 31, 1996, in its registration statement filed on Form S-1, as amended, and for the periods ended July 31, 1996, in its Form 10-Q for the quarter then ended. Certain reclassifications have been made to the prior year amounts to conform to the current presentation.

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

Weighted average common shares outstanding used in the calculation of earnings per common share reflects common stock equivalents, consisting of stock options and warrants, when their effect is dilutive. The difference between primary and fully diluted earnings per share is not material.

The Company's principal business activities are affected by many factors, including general economic and market conditions, which can result in substantial fluctuations in the Company's revenues and net income. Therefore, the results of operations for the three and nine months ended October 31, 1996, are not necessarily indicative of the results which may be expected for the entire fiscal year.

2.  Initial Public Offering of Common Stock

The Company sold 2,875,000 shares of its common stock in an initial public offering at a price of $6.00 per share. The sale was effective as of July 30, 1996, and closed on August 2, 1996. The proceeds from the public offering were $16,375,000 after underwriting discounts and commissions, and $15,452,000 after other expenses of the offering totaling $923,000. The Company's principal operating subsidiary, GKN Securities Corp. (GKN), served as a co-manager of the offering. GKN received underwriting discounts and commissions of $850,000, which were eliminated in consolidation. The Company plans to use the net proceeds, which are currently invested in short-term interest-bearing investments, principally to expand its existing business and also for working capital and general corporate purposes.

3.  Net Capital Requirements

GKN and another wholly-owned subsidiary, Shochet Securities, Inc. (Shochet), are registered broker-dealers with the Securities and Exchange Commission (the SEC) and member firms of the National Association of Securities Dealers, Inc. (NASD). As such, GKN and Shochet are subject to the SEC's net capital rule, which requires the maintenance of minimum net capital.

GKN has elected to compute net capital using the alternative method permitted by the net capital rule, which requires that it maintain minimum net capital, as defined, to be greater than or equal to $250,000. At October 31, 1996, GKN had net capital of $17,621,000.

     Shochet has elected to compute net capital under the standard aggregate indebtedness method permitted by the net capital rule, which requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. At October 31, 1996, Shochet had net capital of $352,000 and a net capital requirement of $100,000. Shochet's net capital ratio at October 31, 1996, was 1.1 to 1.

4.  Commitments and Contingencies

GKN is the subject of an NASD Regulation, Inc. (NASDR) staff investigation which, the Company believes, arises primarily from mark-ups and mark-downs taken on customer transactions in securities of certain issuers whose offerings were managed by GKN, and sales and trading practices in connection with such transactions. The purpose of the investigation is to determine whether GKN or any persons associated with the firm have engaged in any violation of the federal securities laws or the NASDR Rules of Fair Practice. The NASDR staff has not advised GKN whether it intends to recommend any enforcement action and GKN cannot predict when the investigation might end, or its outcome. GKN is cooperating fully with the NASDR staff in the investigatory process. The NASDR has broad authority to sanction firms and other persons subject to its jurisdiction, including the levying of financial penalties, disgorgement, the imposition of censures, suspensions or bars, and frequently imposes material sanctions in cases of this nature. The outcome of the NASDR investigation could have a substantial adverse financial impact on GKN, result in restrictions on the business activities of GKN and its supervisors and principals and otherwise have a material adverse effect on the Company.

GKN is the subject of an SEC staff investigation that arose primarily from certain sales practices and the supervision of certain registered representatives in 1991 and 1992. GKN expects to submit to the SEC shortly an Offer of Settlement. The terms of the Offer of Settlement are the subject of continuing discussions with the SEC staff and there is no assurance that any proposed settlement will be approved by the SEC.

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations

Results of Operations

Three Months Ended October 31, 1996 vs. Three Months Ended October 31, 1995
---------------------------------------------------------------------------

Earnings per share of common stock for the three months ended October 31, 1996, were $0.09 as compared to $0.27 for the three months ended October 31, 1995. The decrease in earnings was primarily due to dilution caused by a 52% increase in average shares outstanding resulting from the Company's July 1996 initial public offering, as well as higher operating expenses resulting from the Company's growth over the past year. Increased commission and investment banking revenues served to partially offset these earnings decreases.

The Company's principal business activities are affected by many factors, including general economic and market conditions, which can result in substantial fluctuations in the Company's revenues and net income. Therefore, the results of operations for the quarter are not necessarily indicative of the results which may be expected for the entire fiscal year.

Revenues

Total revenues increased by 14% to $14,004,000 for the third quarter of fiscal 1997, as increases in commission and investment banking revenues were partially offset by lower revenues from principal transactions.

Commission revenues increased by $1,802,000, or 21%, for the third quarter primarily due to a greater level of retail business resulting from the Company's acquisition of Shochet Securities in November 1995. The Company processed 37% more trades during the three months over the same period in fiscal 1996, almost entirely due to Shochet business.

Investment banking revenues increased by $635,000, or 47%. During the third quarter of fiscal 1997 the Company raised $26.9 million for corporate clients through two public offerings and two private placements. In the same period in fiscal 1996 the Company raised $11.9 million for its clients through one public offering and two private placements.

Principal transactions generated revenues of $914,000 in the third quarter of fiscal 1997, a 54% decrease from the fiscal 1996 quarter. The lower revenues resulted from weakened market conditions for small capitalization stocks during the fiscal 1997 period. Revenues generated through market making activities for over-the-counter equity securities decreased $160,000 to $331,000 for the quarter while revenues from the Company's investment account decreased $892,000 to $583,000. The investment account revenue decrease was directly related to decreases in the prices of the shares underlying underwriter warrants held by the Company, all of which were issued by investment banking clients.

Interest income increased $294,000 due to higher cash balances, a greater use of margin loans by the Company's customers, and a renegotiated interest sharing arrangement with the Company's clearing firm.

Expenses

Total expenses for the quarter in fiscal 1997 were $12,637,000, a 36% increase over the third quarter in fiscal 1996.

Compensation and benefits expense increased 24% to $8,970,000. These expenses are primarily variable as commissions to brokers are paid as a percentage of commission revenues generated. The expense increase in fiscal 1997 is consistent with the increases in commission and investment banking revenues.

Communications expense increased by $401,000, or 67%, as a result of the Company's growth and increased level of business activity. The 276 registered representatives employed by the Company at October 31, 1996, represent a 36% increase from October 31, 1995. During the same period total employees increased by 46% to 479.

Brokerage, clearing and exchange fees and occupancy and equipment expenses increased by 78% and 52%, respectively. These increases were primarily due to the November 1995 acquisition of Shochet Securities.

Business development expenses increased by 115% to $429,000 due to increased promotional activities.

Professional fees increased by $122,000, or 74%, primarily as a result of higher legal fees.

Other expenses increased $366,000 primarily due to increased expenses associated with a higher level of business activity.

Weighted average common shares outstanding

The average number of common shares and common stock equivalents outstanding used in the computation of earnings per common share was 8,694,355 in the third quarter of fiscal 1997, compared with 5,715,792 in fiscal 1996. The 52% increase in the weighted average in fiscal 1997 resulted from the 2,875,000 shares of common stock issued in the Company's initial public offering on July 30, 1996.

Nine Months Ended October 31, 1996 vs. Nine Months Ended October 31, 1995
-------------------------------------------------------------------------

Earnings per share of common stock for the nine months ended October 31, 1996, were $0.80 as compared to $0.53 for the nine months ended October 31, 1995. The increase in earnings was the result of a strong investment climate for five of the first nine months of fiscal 1997 combined with the Company's growth, resulting in significant securities brokerage and investment banking volumes. The results of operations for the nine months are not necessarily indicative of the results which may be expected for the entire fiscal year.

Revenues

Total revenues increased by $22,733,000, or 75%, to $53,008,000 for the nine months, led by significant increases in commission and investment banking revenues.

Commission revenues increased by $18,953,000, or 91%, for the year-to-date period. The increase reflects strong overall market conditions in the first five months of fiscal 1997, as well as a 36% increase in the number of registered representatives employed by the Company and a 92% increase in the volume of trades processed.

Investment banking revenues increased by $3,278,000, or 77%. The Company raised $85.8 million for its clients in the fiscal 1997 period through six public offerings and seven private placements, an increase from the comparable fiscal 1996 period when the Company raised $41.6 million through three public offerings and four private placements. The increase in underwriting activity was the result of general market conditions and a more concentrated effort to develop a quality investment banking clientele.

Revenues from principal transactions decreased by $241,000, or 5%, for the nine months. Market making activities generated increased revenues of $1,840,000, which were more than offset by a revenue decrease of $2,081,000 from the Company's investment account. The market making revenues, which amounted to $2,717,000 for the fiscal 1997 period, were positively impacted by the strong market conditions experienced during February through June 1996, resulting in revenue increases which were partially negated by the subsequent periods of market volatility and weakness, specifically in the small capitalization stock sector. The high degree of volatility experienced in the markets during July 1996 adversely impacted the stock prices of the Company's underwriting clients, which was reflected in the valuation of the underwriter warrants held in the Company's investment account. This impact served to eliminate much of the gains recognized in the account in the first five months of the fiscal year. Third quarter market conditions provided only a modest recovery in the stock prices, resulting in net investment account revenues for the nine months of $1,701,000.

Interest income increased by $735,000 due to higher cash balances, a greater use of margin loans by the Company's customers, and a renegotiated interest sharing arrangement with the Company's clearing firm.

Expenses

Total expenses for the first nine months of fiscal 1997 were $43,673,000, a 75% increase over the same period in fiscal 1996. Total expenses as a percentage of revenues were 82% in both periods.

Increases in the Company's expense categories for the nine month period resulted from the same factors causing increases in expenses for the third quarter. The primary factors resulting in higher expenses were the increases in the level of business activities and number of Company employees, while the November 1995 acquisition of Shochet Securities and increased promotional activities and legal fees incurred also served to increase the Company's expenses.

Weighted average common shares outstanding

The average number of common shares and common stock equivalents outstanding used in the computation of earnings per common share was 6,667,294 for the year-to-date period in fiscal 1997, compared with 5,760,379 in fiscal 1996. The 16% increase in the weighted average in fiscal 1997 resulted from the 2,875,000 shares of common stock issued in the Company's initial public offering on July 30, 1996.

Liquidity and Capital Resources

On July 30, 1996, the Company raised $15,452,000, net of underwriters' discounts and commissions and associated costs, in an initial public offering of the Company's common stock. The Company plans to use the net proceeds from the offering, which are currently invested in short-term interest-bearing investments, principally to expand its existing business and also for working capital and general corporate purposes.

The Company's assets are highly liquid with the majority consisting of cash and cash equivalents, securities inventories, and receivables from other broker-dealers and the Company's clearing firm, all of which fluctuate depending upon the levels of customer business and trading activity. Approximately 79% of the Company's assets at October 31, 1996, were highly liquid. Receivables from broker-dealers and the Company's clearing firm turn over rapidly. As a securities dealer, the Company may carry significant levels of trading inventories to meet customer needs. The Company's inventory of market making securities is readily marketable; however, holding large blocks of the same security may limit liquidity and prevent realization of full market value for the securities. Securities owned, but not readily marketable, represent underwriter warrants and the securities underlying such warrants. The liquidity of these securities is limited. A relatively small percentage of the Company's total assets are fixed. The Company's total assets or the individual components of total assets may vary significantly from period to period because of changes relating to customer demand, economic and market conditions, and proprietary trading strategies.

GKN and Shochet, the Company's operating broker-dealer subsidiaries, are subject to the net capital rules of the NASD and the SEC. As such, they and the Company are subject to certain restrictions on the use of capital and its related liquidity. GKN's and Shochet's respective net capital positions as of October 31, 1996, were $17,621,000 and $352,000, which were $17,371,000 and $252,000 in excess of their respective net capital requirements.

Prior to its initial public offering, the Company financed its operations through the private placement of debt and equity securities and cash flow from operations. The Company has not employed any significant leverage or debt. In conjunction with the Company's November 1995 acquisition of Shochet, the Company issued the seller a subordinated note as part of the purchase price, of which $731,000 was outstanding at October 31, 1996. The Company intends to use debt prudently in the future and to arrange for lines of credit in the near future. Prior to the Company's initial public offering, the Company repurchased 156,250 shares at a cost of $612,000 during the current fiscal year. On October 31, 1996, the Company authorized the repurchase of up to $600,000 of its common stock on the open market in order to fund the common stock portion of awards due under the Company's 1996 Incentive Compensation Plan. The Company subsequently repurchased 90,000 shares at a cost of $566,000, of which 50,000 shares were repurchased on October 31, 1996. All repurchases were funded from cash flow from operations.

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

Safe Harbor Cautionary Statement

The Company occasionally makes forward-looking statements such as forecasts and projections of expected future performance or statements of its plans and objectives. When used in this Form 10-Q and in future filings by the Company with the SEC, in the Company's press releases and in oral statements made with the approval of an authorized executive officer of the Company, the words or phrases "will likely result", "the Company expects", "will continue", "is anticipated", "estimated", "project", or "outlook" or similar expressions (including confirmations by an authorized executive officer of the Company of any such expressions made by a third party with respect to the Company) are intended to identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Factors which could affect the Company's results of operations and cause its results to differ from these statements include the volatility and price level of the securities markets; the volume, size and timing of securities transactions; the demand for investment banking services; the level and volatility of interest rates; the availability of credit; legislation affecting the business and financial communities; and the economy in general. For a more complete discussion of these and other factors, see the Company's registration statement filed on Form S-1, as amended (No. 333-05273). The Company has no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

Part II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits:

         27 - Financial Data Schedule BD

     (b) Reports on Form 8-K:

         None

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          GKN HOLDING CORP.


Date:  December 16, 1996                  /s/ David M. Nussbaum
                                          --------------------------
                                          David M. Nussbaum
                                          Chairman of the Board and
                                          Chief Executive Officer



                                          /s/ Peter R. Kent
                                          ---------------------------
                                          Peter R. Kent
                                          Chief Operating Officer and
                                          Chief Financial Officer

                       GKN HOLDING CORP. AND SUBSIDIARIES
                                  Exhibit Index



Number            Description                                   Page
------            -----------                                   ----

27                Financial Data Schedule BD (10/31/96)         16