Form 10-K
period 1997-01-31
GKN HOLDING CORP
filed 1997-05-01
CIK 814774

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended January 31, 1997
                                     or
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Securities registered pursuant to Section 12(b) of the Act:  none

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.0001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value (based upon the last sale price) of the registrant's Common Stock held by nonaffiliates on April 18, 1997, was $28,964,000.

On April 18, 1997, 8,213,899 shares of the registrant's Common Stock were outstanding.

Documents incorporated by reference:
Part III incorporates by reference portions of the definitive proxy statement for the annual meeting of shareholders to be held June 4, 1997.

                                GKN HOLDING CORP.
                             Form 10-K Annual Report
                   For the fiscal year ended January 31, 1997


                                                                      Page
                                                                      ----
Part I

Item  1. Business                                                       2

Item  2. Properties                                                     8

Item  3. Legal Proceedings                                              8

Item  4. Submission of Matters to a Vote of Security Holders            9

Executive Officers of the Registrant                                   10

Part II

Item  5. Market for the Registrant's Common Equity and Related
         Stockholder Matters                                           11

Item  6. Selected Financial Data                                       13

Item  7. Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                     14

Item  8. Financial Statements and Supplementary Data                   21

Item  9. Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure                                      36

Part III

Item 10. Directors and Executive Officers                              37

Item 11. Executive Compensation                                        37

Item 12. Security Ownership of Certain Beneficial Owners and
         Management                                                    37

Item 13. Certain Relationships and Related Transactions                37

Part IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on
         Form 8-K                                                      38

PART I

ITEM 1.  BUSINESS

GKN Holding Corp. (the Company) provides securities brokerage, investment banking, and trading services to emerging growth and small capitalization corporate clients and investors through its principal operating subsidiaries. In the fiscal year ended January 31, 1997, these subsidiaries consisted of GKN Securities Corp. (GKN Securities), Shochet Securities, Inc. (Shochet), and GKN Securities AG (GKN AG). In March 1997 the Company acquired Southeast Research Partners, Inc. (Southeast), a research and institutional brokerage boutique which maintains research coverage on small and mid-capitalization companies. The Company also has operations in the money management business, through its GKN Fund Management, Inc. subsidiary, which began operations in March 1995, and in merchant banking, through its Dalewood Associates, Inc. (Dalewood) subsidiary, which it acquired in December 1996.

The Company, which became a public company in July 1996, was incorporated in Delaware in January 1987. It began operations through GKN Securities in October 1987, and has since grown significantly through increasing its sales force and more recently by acquisition. The Company acquired Shochet in November 1995, commenced operations at GKN AG in Switzerland in February 1996, and acquired Southeast in March 1997. The Company plans to continue growing both internally and through acquisitions.

The Company derives revenues primarily from brokerage and investment banking services. These activities generate commission and fee income, as well as revenues from market making and principal transactions. The following table indicates the percentage of total revenues represented by each of the Company's principal activities during the past three fiscal years ended January 31:

                                                   1997     1996     1995
                                                   ----     ----     ----
      Commissions                                   74%      71%      67%
      Investment banking                            17%      14%      30%
      Market making and principal transactions       6%      13%       1%
      Interest and other                             3%       2%       2%

Brokerage and Distribution
--------------------------

A significant portion of the Company's revenues are generated from commissions. The Company charges commissions to its individual and institutional clients for executing buy and sell orders of securities on national and regional exchanges and in the over-the-counter (OTC) markets. When the Company receives a buy or sell order for a security in which it makes a market or has inventory, it may act as a principal and purchase from, or sell to, its customers the desired security on a disclosed basis at a price set in accordance with applicable securities regulations. In fiscal 1997 the Company's brokerage and distribution activities were performed through its brokerage subsidiaries: GKN Securities, Shochet, and GKN AG. At January 31, 1997, they employed a total of 275 registered representatives and serviced 29,000 active customer accounts with approximately $1 billion in assets. On March 31, 1997, Southeast, the brokerage subsidiary acquired in March 1997, employed 13 registered representatives and serviced 1,000 active customer accounts. The brokerage subsidiaries serve a diverse clientele with varying investment characteristics.

GKN Securities, Shochet, and GKN AG currently use the services of Schroder Wertheim & Co. Incorporated (Schroder Wertheim) as their clearing agent on a fully disclosed basis. Southeast currently uses the services of Bear, Stearns Securities Corp. (Bear Stearns) as its clearing agent on a fully disclosed basis. The clearing agents process all securities transactions and maintain customer accounts on a fee basis. Customer accounts are protected through the Securities Investor Protection Corporation for up to $500,000, of which coverage for cash balances is limited to $100,000. Additional protection is provided by the clearing agents. The services of the clearing agents include billing, credit control, receipt, and custody and delivery of securities. The clearing agents provide operational support necessary to process, record, and maintain securities transactions for the Company's brokerage and distribution activities. The clearing agents provide these services to the Company and its customers at a total cost which is less than it would cost the Company to process such transactions on its own.

Both Schroder Wertheim and Bear Stearns lend funds to the Company's customers through the use of margin credit. These loans are made to customers on a secured basis, with the clearing firms maintaining collateral in the form of saleable securities, cash or cash equivalents. Under the terms of the clearing agreements, the brokerage subsidiaries indemnify their clearing firm for any loss on these credit arrangements. At March 31, 1997, the Company had approximately $68 million of margin credit outstanding to its customers through its two clearing firms. In fiscal 1997 the Company's losses from the margin credit activity were insignificant, while net interest earned from margin credit activity totaled $740,000.

GKN Securities

GKN Securities, a full service securities brokerage and investment banking firm, is a member of the National Association of Securities Dealers, Inc. (NASD). At January 31, 1997, GKN Securities operated five branch offices in New York City and Great Neck, New York; Stamford, Connecticut, and Boca Raton and Miami, Florida, with a total of 231 registered representatives. During fiscal 1997 GKN Securities generated approximately $43 million in commissions from executing customers' secondary trades. GKN Securities' sales force serves a clientele which primarily consists of individuals who invest in OTC equity securities. GKN Securities intends to expand its brokerage business further through the continued recruitment and hiring of additional registered representatives for existing offices, as well as potentially opening or acquiring additional offices in new geographic locations.

Shochet

Shochet, a full service discount brokerage firm, is a member of the NASD. At January 31, 1997, Shochet operated four branch offices in Hallandale, Miami Beach, South Miami, and Tamarac, Florida, with a total of 42 registered representatives. During fiscal 1997 Shochet generated approximately $6 million in commissions, primarily from executing customers' secondary trades. The clientele served by Shochet's registered representatives is generally retired individuals who invest in exchange-listed equity securities, fixed income securities and mutual funds. The Company intends to expand Shochet's business through the recruitment and hiring of additional registered representatives for existing offices, as well as potentially opening or acquiring additional offices in new geographic locations.

GKN Securities AG

The Company opened its first international office in Zurich, Switzerland, in February 1996, with the commencement of operations of GKN AG. The primary emphasis of the office is to serve European institutional money managers and clients investing in small capitalization equity securities publicly traded in U.S. markets. At January 31, 1997, GKN AG employed two registered representatives. The Company plans to expand its international operations through the recruitment and hiring of additional registered representatives and potentially opening additional international offices. The revenues and operating profit generated by GKN AG during fiscal 1997 did not represent a material percentage of the Company's total revenues and operating profit.

Southeast Research Partners

The Company acquired Southeast on March 13, 1997. Southeast, a research and institutional brokerage boutique, is a member of the NASD. The firm's clientele primarily consists of institutional investors who invest in listed and OTC equity securities. At March 31, 1997, Southeast operated branch offices in Boca Raton, Florida, and Boston, Massachusetts, with a total of 13 registered representatives. Southeast expects to open a New York City branch office in the spring of 1997.

Investment Banking
------------------

Corporate Finance

GKN Securities' investment banking revenues are principally derived from managing or co-managing public offerings of equity securities, although the private placement of equity or equity-related securities for both private and publicly-held companies has recently become an increasingly important source of investment banking revenues. The Company's underwriting activities have historically focused on public equity underwritings for small capitalization, emerging growth companies in a variety of industries. GKN Securities believes that its expertise and proven ability to assist emerging growth companies, which often have limited access to other sources of capital, have created a significant source of ongoing and potential new investment banking clients. The Company intends to continue this small capitalization emphasis, and to develop an industry specialization focus based upon the specific industry expertise brought to the Company by Southeast.

Corporate Advisory

To date, the Company has not derived significant revenues from corporate advisory services. Through its relationships with its investment banking clients, GKN Securities intends to expand this business with a concentration on mergers and acquisitions, strategic partnering, fairness opinions and corporate recapitalizations.

Syndicate

GKN Securities' Syndicate Department has historically served as an additional source of product, through selling group or underwriter participation, for distribution through the Company's various distribution channels. To date, revenues generated by the Syndicate Department have been insignificant. The Company expects that the emphasis of this department will expand to increase the participation of other broker-dealers in the marketing and distribution of GKN Securities' underwritings.

Principal Transactions
----------------------

Market Making

GKN Securities' market making activities primarily serve as an accommodation to its retail customers. The firm carries inventories of securities to facilitate brokerage transactions with customers and other dealers. Principal transactions with customers are effected at prices in accordance with applicable security regulations. At March 31, 1997, GKN Securities made markets in more than 70 securities. In the fiscal year ended January 31, 1997, principal transactions related to securities in which GKN Securities makes a market, including realized and unrealized gains and losses, accounted for $2.8 million, or 4.1%, of the Company's revenues.

Proprietary Trading

GKN Securities has historically devoted insignificant amounts of capital and derived insignificant revenues from taking proprietary trading positions. During fiscal 1997 the Company employed a maximum of approximately $1.2 million of capital at any one time to proprietary trading positions. The Company expects to increase the capital allocated to proprietary trading in the future if market conditions are appropriate.

Investment Account

In connection with its investment banking activities of raising capital and providing advisory services for client companies, GKN Securities usually receives warrants which entitle it to purchase securities of these client companies. These warrants, which are held in GKN Securities' investment account, vary in value based upon the market prices of the underlying securities. Warrants are usually exercisable for four years beginning one year after issuance and are valued by management based on a significant discount to the current market values of the underlying securities. At March 31, 1997, GKN Securities owned warrants to purchase securities of 48 companies for which it has performed investment banking services. These warrants had an underlying market value of $2.6 million, of which the firm recognized $1.3 million in value, or 50%. During fiscal 1997 GKN Securities recognized total realized and unrealized gains on its investment account warrants of $1.5 million, or 2.2% of the Company's revenues.

Research
--------

GKN Securities' research services serve as an integral part of and provide significant support to the Company's investment banking and securities brokerage activities. Research activities have historically been directed toward creating support, sponsorship, and independent analysis for the securities of companies underwritten by the Company and identifying attractive investment opportunities in the securities of other companies. The Company's recent acquisition of Southeast enhances its research capabilities by providing it with institutional quality research for institutional investors. At March 31, 1997, the Company employed a total of 15 research analysts at Southeast and GKN Securities. The industries covered by the Company's research include technology, healthcare, energy, financial services, consumer/leisure, building and infrastructure, pharmaceutical and retail.

Other Retail Products and Services
----------------------------------

GKN Securities is a registered Investment Adviser under the Investment Advisers Act of 1940 and provides retirement planning and mutual fund investment services through its Retirement Services Department. This department assists clients with establishing retirement plans tailored to their specific needs, solving problems with their existing plans, locating appropriate plan administrators, and performing asset allocation studies for investment allocations. Retirement Services also sources and administers the relationships with third-party mutual funds, as well as advising customers concerning such investments. To date, revenues generated by retirement services and mutual fund investments have been insignificant.

Both GKN Securities and Shochet source and execute buy and sell orders for fixed income securities, which are purchased on an agency or principal basis. Amounts retained in inventory overnight and on an intraday basis are not significant. During fiscal 1997, the execution of buy and sell orders for fixed income securities accounted for an insignificant percentage of GKN Securities' revenues and 11% of Shochet's revenues.

Money Management
----------------

The Company entered the money management business in 1995 through the establishment of GKN Fund Management, Inc., which serves as the managing partner of Kaleidoscope Partners, L.P. (Kaleidoscope), a "fund of funds" investment partnership which invests its capital in other funds managed by independent money managers. The primary investment objective of Kaleidoscope is to achieve superior investment returns and diversification by placing its capital in a number of different carefully selected investment funds. At March 31, 1997, Kaleidoscope had total assets of approximately $9.2 million invested in nine independent funds. The Company intends to expand its money management activities.

Merchant Banking
----------------

The Company entered the merchant banking business in 1996 with the acquisition of Dalewood. Dalewood is the managing partner of Dalewood Associates L.P., an investment partnership which makes equity investments in companies which are viewed as suitable candidates for future initial public offerings. At March 31, 1997, Dalewood Associates L.P. had total assets of approximately $5 million, of which $2 million was invested in 18 companies. The Company had a $1.9 million investment in Dalewood Associates L.P. at March 31, 1997. The Company intends to expand its merchant banking activities.

Government Regulation
---------------------

The securities industry in the United States is subject to extensive and frequently changing federal and state laws and substantial regulation under such laws by the Securities and Exchange Commission (SEC) and various state agencies and self-regulatory organizations, such as the NASD. GKN Securities, Shochet, and Southeast are registered as broker-dealers with the SEC and are member firms of the NASD. Much of the regulation of broker-dealers has been delegated to self-regulatory organizations, principally NASD Regulation, Inc., (NASDR), the regulatory arm of the NASD, which has been designated by the SEC as the Company's primary regulator. The NASDR adopts rules, which are subject to approval by the SEC, that govern its members and conducts periodic examinations of member firms' operations. Securities firms are also subject to regulation by state securities administrators in those states in which they conduct business. GKN Securities is registered as a broker-dealer in all 50 states, the District of Columbia, and Puerto Rico. Shochet and Southeast are registered as broker-dealers in 29 and 37 states, respectively.

Broker-dealers are subject to regulations which cover all aspects of the securities business, including sales methods and supervision, trading practices among broker-dealers, use and safekeeping of customers' funds and securities, capital structure of securities firms, record keeping and the conduct of directors, officers and employees. Additional legislation, changes in rules promulgated by the SEC and self-regulatory organizations, or changes in the interpretation or enforcement of existing laws and rules, may directly affect the mode of operation and profitability of broker-dealers. The SEC, self-regulatory organizations, and state securities commissions may conduct administrative proceedings which can result in censure, fine, the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer, its officers or employees. The principal purpose of regulation and discipline of broker-dealers is the protection of customers and the integrity of the securities markets.

GKN AG is subject to certain Swiss federal and cantonal (state) laws. Securities trading and brokerage in Switzerland is governed by the provisions of federal law. GKN AG is regulated by the Swiss Federal Act on Stock Exchanges and Securities Trading (SESTA) and the Ordinance on Stock Exchanges and Securities Trading, which were both enacted in February 1997. During a two-year transition period GKN AG is also subject to the law on Professional Trading of Securities in the Canton of Zurich. Under these laws GKN AG must maintain certain equity capital levels and the distribution of equity capital is limited by the Swiss Code of Obligations. In order to transact security trades in Switzerland, GKN AG currently operates under a B-license which was granted by the Zurich Stock Exchange in July 1996. GKN AG intends to obtain the required securities dealers license under SESTA by the January 1999 deadline.

Competition
-----------

The Company encounters intense competition in all aspects of the securities business and competes directly with other securities firms, a significant number of which have greater capital and other resources. In addition to competition from firms currently in the securities business, there has recently been increasing competition from other sources, such as commercial banks and insurance companies offering financial services, and from other investment alternatives. The Company believes that the principal factors affecting competition in the securities industry are the quality and abilities of professional personnel, and the quality, range, and relative prices of services and products offered.

Employees
---------

At January 31, 1997, the Company had a total of 476 employees, including 275 registered representatives. On March 31, 1997, Southeast had a total of 30 employees, including 13 registered representatives.

ITEM 2.  PROPERTIES

The Company's and GKN Securities' principal executive offices are presently located at 61 Broadway, New York, New York and occupy approximately 33,000 square feet under leases expiring in February 1998. The Company anticipates that these offices will relocate to a new location in New York City prior to the expiration of the leases. The Company's subsidiaries currently lease ten additional offices in the United States and one office in Switzerland.

ITEM 3.  LEGAL PROCEEDINGS

The NASDR recently conducted an investigation of GKN Securities. The NASDR staff informed the Company that it intends to recommend to a District Business Conduct Committee that a complaint be filed against GKN Securities, members of GKN Securities' senior management, supervisory personnel, and current and former brokers. The Company expects that the complaint will allege that GKN Securities violated the anti-fraud provisions of the Securities Exchange Act and the fair pricing provisions of NASD rules by charging excessive markups in the sale of certain warrants it underwrote and for which it acted as a market maker. The Company also anticipates that the complaint will seek monetary restitution from GKN Securities to its customers and monetary and non-monetary sanctions and other relief against GKN Securities and individuals. The NASDR staff has not suggested to the Company that it will seek any sanctions that would restrict the business activities of GKN Securities. The Company does not believe that the resolution of the NASDR investigation will result in a monetary settlement in excess of amounts provided for in the consolidated financial statements.

On January 15, 1997, GKN Securities and Robert Gladstone, Executive Vice President of GKN Securities, concluded a settlement with the SEC resolving an SEC investigation arising out of customer complaints against ten brokers and alleged related supervisory failures during 1991 and 1992. The Offer of Settlement was entered into by GKN Securities and Robert Gladstone, both without admitting or denying the SEC's findings. The SEC stated in its findings that from 1990 through 1992 GKN Securities hired a large number of registered representatives and that the number of customer complaints received by GKN Securities rose substantially. The SEC stated that GKN Securities and Robert Gladstone failed to establish adequate supervisory procedures to monitor the sales practices of GKN Securities' registered representatives and that they failed to have in place procedures to track customer complaints, to identify multiple complaints against particular registered representatives and to adequately respond to the sales practice violations reflected by the customer complaints. The SEC's order also contained GKN Securities' representation that, since the latter part of 1992, it has undertaken a number of specific efforts to improve its supervisory and compliance systems and to maintain these policies and procedures. Under the terms of the settlement agreement, GKN Securities paid a penalty of $100,000 and has engaged an independent consultant to review the firm's supervisory and compliance policies and procedures. GKN Securities also agreed to implement any recommendations made by the independent consultant. Robert Gladstone paid a penalty of $50,000, and was suspended from all association in any capacity with any broker, dealer, investment adviser, investment company or municipal securities dealer for a period of thirty days (which period has expired), and thereafter may not be so associated in a supervisory capacity for the next eleven months. Robert Gladstone remains an officer of GKN Securities and the Company and a principal stockholder of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 1997.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company are as follows:

Name                    Age        Position
----                    ---        --------

David M. Nussbaum       43         Chairman of the Board and Chief
                                     Executive Officer
Roger N. Gladstone      43         President
Peter R. Kent           44         Chief Operating Officer and Chief
                                     Financial Officer
Lester Rosenkrantz      56         Executive Vice President
Robert H. Gladstone     39         Executive Vice President

David M. Nussbaum has been Chairman of the Board and Chief Executive Officer of the Company since September 1990, was Executive Vice President of the Company from January 1987 to September 1990, and has been a director of the Company since January 1987. He is also Chairman of the Board and Chief Executive Officer of GKN Securities, and an executive officer of Dalewood, GKN Fund Management, and Southeast.

Roger N. Gladstone has been President and a director of the Company since January 1987. He is also President of GKN Securities, and an executive officer of Dalewood, GKN Fund Management, and Shochet.

Peter R. Kent has been Chief Financial Officer of the Company and GKN Securities since July 1995, Chief Operating Officer of the Company and GKN Securities since February 1996, and a director of the Company since May 1996. He is also an executive officer of Dalewood, Shochet, and Southeast. From September 1991 through February 1995, he served initially as Chief Financial Officer, and subsequently as President, Chairman of the Board, and Chief Executive Officer of Consolidated Waste Services of America, Inc., a solid waste and recycling company.

Lester Rosenkrantz has been Executive Vice President and a director of the Company and GKN Securities since February 1994. He was Vice Chairman and Director of Corporate Finance of Reich & Co., Inc. (formerly Vantage Securities), a member of the New York Stock Exchange, from November 1990 until January 1994.

Robert H. Gladstone has been Executive Vice President of the Company since November 1993 and a director of the Company from January 1992 to May 1996. He has also been an executive officer of GKN Securities since January 1990 and is now Executive Vice President of GKN Securities. On January 15, 1997, Robert Gladstone concluded a settlement with the SEC resolving an SEC investigation. See Item 3, Legal Proceedings.

Roger N. Gladstone is the brother of Robert H. Gladstone and the brother-in-law of David M. Nussbaum. No other family relationships exist between any executive officers or directors of the Company or its subsidiaries. There are no arrangements or understandings between any Company officer and another person pursuant to which the officer was elected.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

Market Information

The Company's common stock is traded on the Nasdaq National Market System under the symbol GKNS. The following table sets forth the high and low sales prices for the Company's common stock, as reported by Nasdaq, for the two full quarters following the Company's July 30, 1996, initial public offering:

                                        High        Low
                                        ----        ---
      Quarter ended October 31, 1996   $6.63       $6.00
      Quarter ended January 31, 1997    6.38        6.00

Holders of Common Stock

On March 31, 1997, there were 84 holders of record of the Company's common stock. The Company believes there are in excess of 1,400 beneficial owners of the Company's common stock.

Dividends

To date, the Company has not paid any dividends on its common stock. The payment of dividends, if any, in the future is within the discretion of the Board of Directors and will depend upon the Company's earnings, its capital requirements and financial condition, and other relevant factors. The Company's ability to pay dividends in the future also may be restricted by its brokerage subsidiaries' obligations to comply with the net capital requirements imposed on broker-dealers by the SEC and NASD. The Company does not intend to declare any dividends in the foreseeable future, but instead intends to retain all earnings for use in the Company's business.

Sales of Unregistered Securities

During the fiscal year ended January 31, 1997, the Company issued securities without registration under the Securities Act of 1993, as amended (the Securities Act) as described below.

In May 1996 through September 1996 the Company issued options to purchase 322,345 shares of its common stock to employees under its 1991 Employee Incentive Plan at prices ranging from $4.50 to $6.125 per share. Included in this total are 164,845 options which were issued in May 1996 to employees accepting the Company's offer to convert certain of their options into options for a fewer number of shares, but with lower exercise prices and/or shorter vesting periods. No consideration will be received by the Company until the options are exercised. The options vest over periods from two months to three years and have maximum terms of ten years. The exemptions claimed for these issuances are Sections 3(a)(9) and 4(2) of the Securities Act and SEC Rule 701.
Section 3(a)(9) exempts from registration requirements any security that a company exchanges voluntarily and exclusively for its outstanding securities, with no commission or other remuneration for soliciting such an exchange.
Section 4(2) exempts from registration requirements a security sold in accordance with its criteria for private offerings. Rule 701 provides an exemption for offers and sales of securities pursuant to certain compensatory benefit plans and contracts relating to compensation.

In February 1996, in connection with his employment as the Managing Director of GKN AG, the Company sold to Joachim Stahler for $800 warrants to purchase 80,000 shares of common stock at a price of $6.00 per share. The warrants are exercisable for a period of five years. In March 1996, also in connection with his employment, the Company sold to Joachim Stahler 80,000 shares of common stock at a purchase price of $3.02 per share, paid 50% in cash and 50% by promissory note. The exemption claimed for these issuances is Section 4(2) of the Securities Act.

In May 1996 David Nussbaum, Roger Gladstone, and Robert Gladstone exercised stock options to purchase 250,000 shares, 250,000 shares, and 125,000 shares of common stock, respectively, at purchase prices of $0.88, $0.88, and $0.80 per share, respectively. The purchase prices were paid in shares of the Company's common stock, which were valued at $4.50 per share. The exemption claimed for the issuance of shares pursuant to the option exercises is Section 4(2) of the Securities Act.

In July 1996 the Company granted options to purchase 25,000 shares to the seller of Shochet in accordance with the Shochet purchase agreement. The options are exercisable for a period of five years at a price of $6.00 per share. The exemption claimed for this issuance is Section 4(2) of the Securities Act.

In July 1996 the Company granted options to purchase 10,000 shares to each of John Margaritis and Arnold Pollard in conjunction with their becoming directors of the Company. The options are exercisable for a period of ten years at a price of $6.00 per share. The exemption claimed for these issuances is
Section 4(2) of the Securities Act.

ITEM 6.  SELECTED FINANCIAL DATA

The following table summarizes five years of consolidated financial data of the
Company (in thousands, except per share amounts and other data):
                                            Year ended January 31,
                                 -------------------------------------------
                                   1997     1996     1995     1994     1993
                                   ----     ----     ----     ----     ----
Income Statement Data:
Total revenues                   $67,750  $43,019  $32,410  $32,956  $25,278
Total expenses                   $56,394  $36,732  $31,516  $25,534  $21,657
Pre-tax income                   $11,356  $ 6,287  $   894  $ 7,422  $ 3,621
Net income                       $ 6,329  $ 3,469  $   381  $ 4,006  $ 2,189
Earnings per common share        $  0.89  $  0.61  $  0.07  $  0.72  $  0.42
Weighted average shares
  outstanding                      7,132    5,729    5,695    5,530    5,153

Balance Sheet Data:
Total assets                     $51,633  $27,853  $16,096  $16,123  $13,055
Total liabilities (excluding
  subordinated debt)              15,869   12,143    4,339    4,685    5,683
Subordinated debt                    738      934       --       --       --
Convertible subordinated notes        --       --       --      162      162
Stockholders' equity              35,026   14,776   11,757   11,276    7,210

Other Data:
Ratio of assets to stockholders'
  equity                            1.47     1.89     1.37     1.43     1.81
Return on average equity            25.0%    26.1%     3.3%    43.3%    39.7%
Pre-tax return on average equity    44.9%    47.4%     7.8%    80.3%    65.6%
Book value per share             $  4.26  $  3.02  $  2.30  $  2.27  $  1.46
Registered representatives           275      224      163      126      108


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Business Environment

GKN Holding Corp. and its subsidiaries (the Company) are primarily engaged in providing securities brokerage, investment banking, and trading services. Through its principal broker-dealer subsidiary, GKN Securities Corp. (GKN Securities), the Company is focused on serving emerging growth and small capitalization corporate clients and investors. The Company's profitability is affected by many factors, including general economic and market conditions and the volatility of trading markets, specifically the small capitalization market.

The securities industry as a whole experienced record-setting results during calendar year 1996 and the Company's fiscal year ended January 31, 1997. The small capitalization market shared in the gains during the first half of fiscal 1997, but experienced high levels of volatility mid-year and lagged the larger-capitalization market during the second half.

The Company's brokerage and investment banking activities and revenues have grown significantly since it began meaningful operations in 1990. This growth was achieved primarily through increasing its sales force and more recently by acquisition. During the fourth quarter of fiscal 1996, the Company acquired Shochet Securities, Inc. (Shochet), a discount brokerage firm with four branches, and in February 1996 the Company opened a new brokerage subsidiary in Switzerland. The Company has also expanded into new areas of business on a smaller scale. It entered the money management business with the beginning of operations of GKN Fund Management in March 1995, the general partner of a "fund of funds" with approximately $10 million in assets at January 31, 1997. The Company entered the merchant banking business with the December 1996 acquisition of Dalewood Associates, Inc., the general manager of an investment partnership which makes equity investments in companies which are viewed as suitable candidates for future initial public offerings. The Company plans to continue growing both internally and through acquisitions. On March 13, 1997, the Company acquired Southeast Research Partners, Inc., a research and institutional brokerage boutique. See Note 3 of Notes to Consolidated Financial Statements for descriptions of the Company's acquisitions.

The Company sold 2,875,000 shares of its common stock in an initial public offering on July 30, 1996. The Company plans to use the net proceeds of $15,264,000 principally to expand its existing business and also for working capital and general corporate purposes.

Results of any individual period should not be considered representative of future profitability. A significant portion of the Company's expenses are fixed and do not vary with market activity. As a result, substantial fluctuations could occur in the Company's revenues and net income from period to period.

Results of Operations

Year Ended January 31, 1997 vs. Year Ended January 31, 1996
-----------------------------------------------------------

Earnings per share of common stock for the year ended January 31, 1997, were $0.89 as compared to $0.61 for the year ended January 31, 1996. The increase in earnings was the result of a strong investment climate in the first half of fiscal 1997 combined with the Company's growth, resulting in increased securities brokerage and investment banking volumes.

Revenues

Total revenues increased by $24,731,000, or 57%, to $67,750,000 for the fiscal year, led by significant increases in commission and investment banking revenues.

Commission revenues increased by $19,735,000, or 65%. The increase reflects strong market conditions in the small capitalization stock sector in the first five months of fiscal 1997, as well as a 23% increase in the number of registered representatives employed by the Company. These two factors served to increase the volume of trades processed by 69%.

Investment banking revenues increased by $5,388,000, or 90%. The Company raised $136.3 million for its clients in fiscal 1997 through ten public offerings and ten private placements, an increase from fiscal 1996 during which the Company raised $72.7 million through five public offerings and five private placements. The increase in underwriting activity was the result of stronger market conditions and a more concentrated effort to develop a quality investment banking clientele.

Revenues from principal transactions decreased by $1,406,000, or 25%. Market making activities generated increased revenues of $1,991,000, which were more than offset by a revenue decrease of $3,397,000 from the Company's investment account. The market making revenues, which amounted to $2,809,000 in fiscal 1997, were generated almost entirely during the strong market conditions experienced in February through June 1996. Market making revenues were negligible in the subsequent periods of market volatility and weakness, specifically in the small capitalization stock sector. The high degree of volatility experienced in the markets during fiscal 1997 adversely impacted the stock prices of the Company's underwriting clients, which was reflected in the valuation of underwriter warrants held in the Company's investment account. Investment account revenues for the year totaled $1,468,000.

Interest income increased by $1,080,000 due to higher cash balances primarily resulting from the initial public offering proceeds, a greater use of margin loans by the Company's brokerage customers, and a renegotiated interest sharing arrangement with the Company's clearing broker.

Expenses

Total expenses for fiscal 1997 were $56,394,000, a 54% increase over fiscal 1996. Total expenses as a percentage of revenues decreased to 83% from 85%.

Compensation and benefits expense increased 52% to $41,187,000. These expenses are primarily variable as commissions to brokers are paid as a percentage of commission revenues generated. The expense increase in fiscal 1997 is consistent with the increases in commission and investment banking revenues. In accordance with the Company's 1996 Incentive Compensation Plan, a portion of annual incentive awards payable to executive management and business unit managers are to be made in restricted shares of the Company's common stock, which are subject to a minimum three-year vesting period. In March 1997 the Company awarded $1,782,000 in restricted shares under this plan. The award will be recognized as compensation expense over the three-year vesting period ending March 2000.

Communications expense increased by $1,215,000, or 46%, as a result of the Company's growth and increased level of business activity. The 275 registered representatives employed by the Company at January 31, 1997, represent a 23% increase from January 31, 1996. During the same period total employees increased by 27% to 476.

Brokerage, clearing and exchange fees increased by 72% primarily due to the 69% increase in trade volume in fiscal 1997.

Occupancy and equipment expenses increased by 31% as a result of the Company's growth through the Shochet acquisition and internal growth at GKN Securities.

Business development expenses increased 73% to $1,507,000 due to additional promotional activities implemented as part of the Company's growth strategy.

Professional fees increased by $1,688,000 primarily due to higher expenses incurred for regulatory matters as well as higher costs associated with the increase in business activities undertaken by the Company in fiscal 1997.

Other expenses increased 18% primarily as a result of the Company's growth through the Shochet acquisition and internal growth at GKN Securities.

Weighted average common shares outstanding

The average number of common shares and common stock equivalents outstanding used in the computation of earnings per common share was 7,131,976 in fiscal 1997, compared with 5,729,360 in fiscal 1996. The 24% increase in the weighted average in fiscal 1997 resulted from the 2,875,000 shares of common stock issued in the Company's initial public offering on July 30, 1996.

Year Ended January 31, 1996 vs. Year Ended January 31, 1995
-----------------------------------------------------------

Earnings per share of common stock for the year ended January 31, 1996, were $0.61 as compared to $0.07 for the year ended January 31, 1995. The significant increase in earnings was the result of strong market conditions during fiscal 1996 combined with the Company's growth, resulting in increased securities brokerage volumes and investment account revenues.

Revenues

Total revenues increased by $10,609,000, or 33%, to $43,019,000 for the fiscal year, led by significant increases in commission and principal transactions revenues.

Commission revenues increased by $8,614,000, or 40%. The increase reflects an overall improvement in stock market conditions and a 37% increase in the number of registered representatives employed by the Company, resulting in a 35% increase in the volume of trades processed.

Investment banking revenues decreased by $3,604,000, or 38%. The Company raised $72.7 million for its clients in fiscal 1996 through five public offerings and five private placements, a significant decrease from fiscal 1995 when the Company raised $122.0 million through eleven public offerings and six private placements. The decrease in underwriting activity was the result of weaker underwriting market conditions and a reorientation of the Company's underwriting efforts from its Specified Purpose Acquisition Companies(R) (SPAC(R)) program to operating companies. SPACs, which are publicly traded financing vehicles developed by GKN Securities in 1993, combine the characteristics of a traditional acquisition or buyout fund and a more liquid, publicly traded industry-specific investment vehicle.

Revenues from principal transactions increased by $5,250,000. Market making activities generated increased revenues of $377,000, while the Company's investment account resulted in $4,873,000 of increased revenues. The market making revenues, which amounted to $818,000 in fiscal 1996, were positively impacted by an increased capital commitment by the Company to market making activities and improved stock market conditions in fiscal 1996 as compared to fiscal 1995. The stock price performance of the Company's underwriting clients greatly improved during fiscal 1996, which was reflected in the valuation of underwriter warrants held in the Company's investment account. Investment account revenues for the year totaled $4,865,000.

Interest income increased by $278,000 due to higher cash balances and a greater use of margin loans by the Company's brokerage customers.

Expenses

Total expenses for fiscal 1996 were $36,732,000, a 17% increase over fiscal 1995. Total expenses as a percentage of revenues decreased to 85% from 97%.

Compensation and benefits expense increased 19% to $27,038,000. These expenses are primarily variable as commissions to brokers are paid as a percentage of commission revenues generated. The expense increase in fiscal 1996 is consistent with the overall increase in commission and investment banking revenues.

Brokerage, clearing and exchange fees increased by 49% due to a 35% increase in trade volume and a decrease in the amounts charged to brokers for processing trades. Occupancy and equipment expenses increased by 29% primarily due to contractual lease increases and the Company's expansion. Business development expenses increased 11% to $869,000 due to increased promotional activities.

Professional fees decreased by $577,000, or 44%. The Company incurred higher costs in fiscal 1995 related to the filing of documents for an initial public offering of the Company's common stock, which was postponed until market conditions improved.

Other expenses increased 24% primarily due to recruiting payments made to new registered representatives. The effective income tax rate in fiscal 1996 was 44.8%, a decrease from fiscal 1995's effective rate of 57.4%. The higher rate in fiscal 1995 was the result of minimum taxes due.

Liquidity and Capital Resources

On July 30, 1996, the Company raised $15,264,000, net of underwriters' discounts and commissions and associated costs, in an initial public offering of the Company's common stock. The Company plans to use the net proceeds from the offering, which are currently invested in short-term interest-bearing investments, principally to expand its existing business and also for working capital and general corporate purposes.

The Company's assets are highly liquid with the majority consisting of cash and cash equivalents, securities inventories, and receivables from other broker-dealers, all of which fluctuate depending upon the levels of customer business and trading activity. Approximately 81% of the Company's assets at January 31, 1997, are highly liquid. Receivables from broker-dealers, which are primarily from the Company's clearing broker, turn over rapidly. As a securities dealer, the Company may carry significant levels of trading inventories to meet customer needs. The Company's inventory of market making securities is readily marketable; however, holding large blocks of the same security may limit liquidity and prevent realization of full market value for the securities. Securities owned, but not readily marketable, represent underwriter warrants and the securities underlying such warrants. The liquidity of these securities is limited. A relatively small percentage of the Company's total assets are fixed. The Company's total assets or the individual components of total assets may vary significantly from period to period because of changes relating to customer demand, economic and market conditions, and proprietary trading strategies.

GKN Securities and Shochet, the Company's domestic operating broker-dealer subsidiaries, are subject to the net capital rules of the National Association of Securities Dealers, Inc. (NASD) and the Securities and Exchange Commission
(SEC). As such, they and the Company are subject to certain restrictions on the use of capital and its related liquidity. GKN Securities' and Shochet's respective net capital positions as of January 31, 1997, were $13,404,000 and $377,000, which were $13,154,000 and $277,000 in excess of their respective net capital requirements.

Prior to its initial public offering, the Company financed its operations through the private placement of debt and equity securities and cash flow from operations. The Company has not employed any significant leverage or debt. In conjunction with the Company's November 1995 acquisition of Shochet, the Company issued the seller a subordinated note as part of the purchase price, of which $738,000 was outstanding at January 31, 1997. The Company intends to use debt prudently in the future and to arrange for lines of credit in the near future.

The Company repurchased a total of 511,250 shares of its common stock at a cost of $2,615,000 during fiscal 1997. Of this total, 271,250 shares at a cost of $1,130,000 were repurchased in private transactions prior to the Company's initial public offering. In October 1996 the Company authorized the repurchase of up to $600,000 of its common stock on the open market in order to fund the common stock portion of awards due under the Company's 1996 Incentive Compensation Plan. In December 1996 it authorized the repurchase of an additional 150,000 shares. From October 1996 through January 1997 the Company repurchased 240,000 shares on the open market at a cost of $1,485,000. All repurchases were funded from cash flows from operations. In March 1997 the Company authorized the repurchase of an additional 1,045,000 shares. Of these shares, approximately 60,000 were designated for employee stock bonus issuances and 160,000 were designated for issuance as part of the acquisition of Southeast Research Partners.

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

Other Matters
-------------

Regulatory Issues

On January 15, 1997, GKN Securities and Robert Gladstone, Executive Vice President of GKN Securities, concluded a settlement with the SEC resolving an SEC investigation arising out of customer complaints against ten brokers and alleged related supervisory failures during 1991 and 1992. The Offer of Settlement was entered into by GKN Securities and Robert Gladstone, both without admitting or denying the SEC's findings. Under the terms of the settlement agreement, GKN Securities paid a penalty of $100,000 and has engaged an independent consultant to review the firm's supervisory and compliance policies and procedures. GKN Securities also agreed to implement any recommendations made by the independent consultant. Robert Gladstone paid a penalty of $50,000, and was suspended from all association in any capacity with any broker, dealer, investment adviser, investment company or municipal securities dealer for a period of thirty days (which period has expired), and thereafter may not be so associated in a supervisory capacity for the next eleven months. Robert Gladstone remains an officer of GKN Securities and the Company and a principal stockholder of the Company.

The National Association of Securities Dealers Regulation, Inc. (NASDR) recently conducted an investigation of GKN Securities. The NASDR staff informed the Company that it intends to recommend to a District Business Conduct Committee that a complaint be filed against GKN Securities, members of GKN Securities' senior management, supervisory personnel, and current and former brokers. The Company expects that the complaint will allege that GKN Securities violated the anti-fraud provisions of the Securities Exchange Act and the fair pricing provisions of NASD rules by charging excessive markups in the sale of certain warrants it underwrote and for which it acted as a market maker. The Company also anticipates that the complaint will seek monetary restitution from GKN Securities to its customers and monetary and non-monetary sanctions and other relief against GKN Securities and individuals. The NASDR staff has not suggested to the Company that it will seek any sanctions that would restrict the business activities of GKN Securities. The Company does not believe that the resolution of the NASDR investigation will result in a monetary settlement in excess of amounts provided for in the consolidated financial statements.

New Accounting Pronouncement

In March 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS 128), effective beginning in the fiscal year ending January 31, 1998. This statement changes the calculation and presentation of earnings per common share (EPS). The new presentation will consist of basic EPS, which includes no dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the period, and diluted EPS, which is similar to the current fully diluted EPS. The implementation of SFAS 128 will result in basic EPS results higher than EPS as calculated under the current method.

Safe Harbor Cautionary Statement

The Company occasionally makes forward-looking statements such as forecasts and projections of expected future performance or statements of its plans and objectives. When used in this annual report and in future filings by the Company with the SEC, in the Company's press releases and in oral statements made with the approval of an authorized executive officer of the Company, the words or phrases "will likely result," "the Company expects," "will continue," "is anticipated," "estimated," "project," or "outlook" or similar expressions (including confirmations by an authorized executive officer of the Company of any such expressions made by a third party with respect to the Company) are intended to identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Factors which could affect the Company's results of operations and cause its results to differ from these statements include the volatility and price level of the securities markets; the volume, size and timing of securities transactions; the demand for investment banking services; the level and volatility of interest rates; the availability of credit; legislation affecting the business and financial communities; and the economy in general. For a more complete discussion of these and other factors, see the Company's registration statement filed on Form S-1, as amended (No. 333-05273). The Company has no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       GKN HOLDING CORP. AND SUBSIDIARIES
                 Consolidated Statements of Financial Condition

                                                          January 31,
                                                -----------------------------
                                                     1997             1996
                                                ------------     ------------
Assets
Cash and cash equivalents                       $ 17,856,000     $  7,873,000
Receivable from brokers and dealers                9,357,000        4,813,000
Securities owned, at market value                 14,610,000        8,152,000
Securities owned, not readily marketable,
 at fair value                                     1,365,000        1,744,000
Investments                                        2,692,000          292,000
Office furniture, equipment and leasehold
 improvements, net                                 1,251,000          964,000
Goodwill, net                                      1,619,000        1,595,000
Loans receivable                                   1,451,000        1,435,000
Other assets                                       1,432,000          985,000
                                                ------------     ------------

Total assets                                    $ 51,633,000     $ 27,853,000
                                                ============     ============

Liabilities and Stockholders' Equity
Liabilities:
  Securities sold, not yet purchased,
   at market value                              $  6,997,000     $  4,015,000
  Commissions payable                              2,186,000        1,992,000
  Deferred compensation                            1,409,000          331,000
  Income taxes payable                               238,000          318,000
  Deferred tax liability                             636,000        1,292,000
  Accrued expenses and other liabilities           4,403,000        4,195,000
                                                ------------     ------------
                                                  15,869,000       12,143,000
  Liability subordinated to the claims
   of general creditors                              738,000          934,000
                                                ------------     ------------
  Total liabilities                               16,607,000       13,077,000
                                                ------------     ------------

Stockholders' equity:
  Common stock, $.0001 par value; 35,000,000
   shares authorized; 9,217,875 and 5,397,875
   shares issued; 8,225,512 and 4,885,375
   shares outstanding                                  1,000            1,000
  Additional paid-in capital                      19,928,000        3,487,000
  Retained earnings                               18,247,000       11,918,000
                                                ------------     ------------
                                                  38,176,000       15,406,000
  Less treasury stock, at cost; 992,363 and
    512,500 shares                                (3,150,000)        (630,000)
                                                ------------     ------------
  Total stockholders' equity                      35,026,000       14,776,000
                                                ------------     ------------

Total liabilities and stockholders' equity      $ 51,633,000     $ 27,853,000
                                                ============     ============



         See accompanying notes to consolidated financial statements.


                       GKN HOLDING CORP. AND SUBSIDIARIES
                        Consolidated Statements of Income

                                                Year ended January 31,
                                     -------------------------------------------
                                         1997            1996            1995
                                     -----------     -----------     -----------

Revenues:
  Commissions                        $50,153,000     $30,418,000     $21,804,000
  Investment banking                  11,391,000       6,003,000       9,607,000
  Principal transactions               4,277,000       5,683,000         433,000
  Interest                             1,620,000         540,000         262,000
  Other                                  309,000         375,000         304,000
                                     -----------     -----------     -----------
Total revenues                        67,750,000      43,019,000      32,410,000
                                     -----------     -----------     -----------

Expenses:
  Compensation and benefits           41,187,000      27,038,000      22,713,000
  Communications                       3,846,000       2,631,000       2,563,000
  Brokerage, clearing and
    exchange fees                      2,324,000       1,350,000         908,000
  Occupancy and equipment              2,757,000       2,112,000       1,633,000
  Business development                 1,507,000         869,000         780,000
  Professional fees                    2,426,000         738,000       1,315,000
  Other                                2,347,000       1,994,000       1,604,000
                                     -----------     -----------     -----------
Total expenses                        56,394,000      36,732,000      31,516,000
                                     -----------     -----------     -----------

Income before income taxes            11,356,000       6,287,000         894,000

Income taxes                           5,027,000       2,818,000         513,000
                                     -----------     -----------     -----------

Net income                           $ 6,329,000     $ 3,469,000     $   381,000
                                     ===========     ===========     ===========

Earnings per common share            $      0.89     $      0.61     $      0.07
                                     ===========     ===========     ===========

Weighted average common
   shares outstanding                  7,131,976       5,729,360       5,694,966
                                     ===========     ===========     ===========



         See accompanying notes to consolidated financial statements.


                       GKN HOLDING CORP. AND SUBSIDIARIES
           Consolidated Statements of Changes in Stockholders' Equity

                                               Preferred
                            Common Stock         Stock         Additional                     Treasury Stock
                         ------------------   -------------     Paid-in       Retained    ----------------------
                           Shares     Amt.    Shares   Amt.     Capital       Earnings     Shares       Amount        Total
                         ---------   ------   ------   ----   -----------   -----------   --------   -----------   -----------

Balance at
  January 31, 1994       5,251,000   $1,000    1,000    $--   $ 3,387,000   $ 8,068,000   (287,500)  $  (180,000)  $11,276,000
Net income                      --       --       --     --            --       381,000         --            --       381,000
Stock issued in
  conversion of
  subordinated debt        162,500       --       --     --       162,000            --         --            --       162,000
Retirement of
  common stock             (15,625)      --       --     --       (62,000)           --         --            --       (62,000)
                         ---------   ------   ------   ----   -----------   -----------   --------   -----------   -----------

Balance at
  January 31, 1995       5,397,875    1,000    1,000     --     3,487,000     8,449,000   (287,500)     (180,000)   11,757,000
Net income                      --       --       --     --            --     3,469,000         --            --     3,469,000
Expiration of
  preferred stock               --       --   (1,000)    --            --            --         --            --            --
Purchase of
  treasury stock                --       --       --     --            --            --   (225,000)     (450,000)     (450,000)
                         ---------   ------   ------   ----   -----------   -----------   --------   -----------   -----------

Balance at
  January 31, 1996       5,397,875    1,000       --     --     3,487,000    11,918,000   (512,500)     (630,000)   14,776,000
Net income                      --       --       --     --            --     6,329,000         --            --     6,329,000
Stock issued             3,070,000       --       --     --    16,008,000            --         --            --    16,008,000
Warrants issued                 --       --       --     --         1,000            --         --            --         1,000
Stock options granted           --       --       --     --        36,000            --         --            --        36,000
Notes receivable                --       --       --     --      (221,000)           --         --            --      (221,000)
Stock options
  exercised                750,000       --       --     --       617,000            --     31,387        95,000       712,000
Purchase of
  treasury stock                --       --       --     --            --            --   (511,250)   (2,615,000)   (2,615,000)
                         ---------   ------   ------   ----   -----------   -----------   --------   -----------   -----------

Balance at
  January 31, 1997       9,217,875   $1,000       --   $--    $19,928,000   $18,247,000   (992,363)  $(3,150,000)  $35,026,000
                         =========   ======   ======   ====   ===========   ===========   ========   ===========   ===========


          See accompanying notes to consolidated financial statements.


                       GKN HOLDING CORP. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                                                  Year ended January 31,
                                          -------------------------------------
                                              1997         1996         1995
                                          -----------   ----------   ----------
Operating activities:
  Net income                              $ 6,329,000   $3,469,000   $  381,000
  Adjustments to reconcile net
  income to net cash (used in)
  provided by operating activities:
    Depreciation and amortization             578,000      442,000      320,000
    Deferred taxes and other                 (607,000)   1,206,000     (234,000)
                                          -----------   ----------   ----------
                                            6,300,000    5,117,000      467,000
  (Increase) decrease in operating
    assets:
   Securities purchased under agreements
    to resell                                      --           --    3,057,000
   Receivable from brokers and dealers     (4,544,000)  (1,556,000)     384,000
   Securities owned, at market value       (6,458,000)  (2,711,000)  (1,867,000)
   Securities owned, not readily
    marketable                                379,000   (1,271,000)     277,000
   Loans receivable                           (16,000)     130,000   (1,205,000)
   Income taxes receivable                         --      427,000     (448,000)
   Other assets                              (514,000)    (405,000)     354,000
  Increase (decrease) in operating
   liabilities:
   Securities sold, not yet purchased       2,982,000    2,221,000      171,000
   Commissions payable                        194,000      788,000      178,000
   Deferred compensation                    1,078,000      187,000      (27,000)
   Income taxes payable                       (80,000)     426,000      136,000
   Accrued expenses and other liabilities     208,000    2,997,000     (568,000)
                                          -----------   ----------   ----------
Net cash (used in) provided by
 operating activities                        (471,000)   6,350,000      909,000
                                          -----------   ----------   ----------

Investing activities:
  Purchase of office furniture,
   equipment and leasehold
   improvements                              (745,000)    (187,000)    (646,000)
  Limited partnerships                     (2,400,000)    (292,000)          --
  Goodwill resulting from acquisition         (55,000)  (1,605,000)          --
                                          -----------   ----------   ----------
Net cash used in investing activities      (3,200,000)  (2,084,000)    (646,000)
                                          -----------   ----------   ----------

Financing activities:
  Issuance (retirement) of common stock    16,499,000           --      (62,000)
  Issuance of common stock warrants             1,000           --           --
  Purchase of treasury stock               (2,615,000)    (450,000)          --
  Issuance of subordinated debt                    --      934,000           --
  Repayment of subordinated debt             (231,000)          --           --
                                          -----------   ----------   ----------
Net cash provided by (used in)
 financing activities                      13,654,000      484,000      (62,000)
                                          -----------   ----------   ----------

Net increase in cash and cash equivalents   9,983,000    4,750,000      201,000

Cash and cash equivalents at beginning
  of year                                   7,873,000    3,123,000    2,922,000
                                          -----------   ----------   ----------

Cash and cash equivalents at end of year  $17,856,000   $7,873,000   $3,123,000
                                          ===========   ==========   ==========

          See accompanying notes to consolidated financial statements.

                       GKN HOLDING CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


1.  Basis of Presentation

The consolidated financial statements include the activities of GKN Holding Corp. and its subsidiaries (the Company). The Company is primarily engaged in providing securities brokerage, investment banking, and trading services for individuals, institutions and corporations. These services are provided through its principal broker-dealer subsidiary, GKN Securities Corp. (GKN Securities), and other wholly owned subsidiaries.

All significant intercompany accounts and transactions are eliminated in consolidation. Where appropriate, prior year amounts have been reclassified to conform to the current presentation.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.  Summary of Significant Accounting Policies

Fair value of financial instruments
Substantially all of the Company's financial assets and liabilities are carried at market or fair values or at amounts which approximate current fair value due to their short-term nature.

Cash and cash equivalents
Cash equivalents are highly liquid securities with maturities of three months or less when purchased.

Receivable from brokers and dealers
Receivable from brokers and dealers consists primarily of amounts due from the Company's clearing organization, which provides clearing and depository services for brokerage transactions on a fully disclosed basis.

Securities
Securities transactions and the related revenues and expenses, including commission revenues and expenses, are recorded on a trade-date basis. Securities owned and securities sold, not yet purchased, consist primarily of equities and are stated at quoted market values. Securities owned, not readily marketable, consist primarily of warrants and are stated at management's estimate of fair value based on a percentage of the market value of the underlying securities. Unrealized gains and losses are included in revenues from principal transactions.

Investments
Investments consist primarily of investments in limited partnerships, which are accounted for using the equity method.

Depreciation and amortization
Office furniture, equipment and leasehold improvements are stated at cost, net of accumulated depreciation and amortization of $1,449,000 and $1,027,000, at January 31, 1997 and 1996, respectively. Office furniture and equipment are depreciated using an accelerated method over their estimated useful lives. Leasehold improvements are amortized over the lesser of the life of the lease or estimated useful life of the improvement.

Goodwill
Goodwill represents the excess of the purchase price over the net assets acquired upon the Company's acquisition of Shochet Securities, Inc. (Shochet) in November 1995. The goodwill is being amortized over 25 years on a straight line basis. Accumulated amortization was $77,000 and $11,000 at January 31, 1997 and 1996, respectively. Management reviews goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

Deferred compensation
Deferred compensation represents amounts due to certain employees of the Company upon the sale of certain equity securities held by the Company. Employment agreements for the employees provide them with a percentage of the proceeds from the sale of the securities, which were issued to the Company in connection with investment banking transactions.

Investment banking fees
Investment banking management and underwriting fee revenues are recognized on a trade-date basis.

Stock-based compensation
The Company uses the intrinsic value method to account for stock-based employee compensation plans. Under this method, compensation cost is recognized for stock option awards only if the quoted market price (or estimated fair market value of the stock prior to the stock becoming publicly traded) is greater than the amount the employee must pay to acquire the stock. Pro forma disclosures required by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123), based on the fair value-based method are presented in note 9.

Earnings per common share
Weighted average common shares outstanding used in the calculation of earnings per common share reflects common stock equivalents, consisting of stock options and warrants, when their effect is dilutive. The difference between primary and fully diluted earnings per share is not material.

In March 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS 128), effective beginning in the fiscal year ending January 31, 1998. This statement changes the calculation and presentation of earnings per common share (EPS). The new presentation will consist of basic EPS, which includes no dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the period, and diluted EPS, which is similar to the current fully diluted EPS. The implementation of SFAS 128 will result in basic EPS results higher than EPS as calculated under the current method.

3.  Business Acquisitions

On November 30, 1995, the Company acquired Shochet, a broker-dealer, for approximately $2,135,000, including a three-year, 7% $1,000,000 subordinated note. The acquisition was accounted for under the purchase method of accounting. Accordingly, Shochet's results of operations have been included from the acquisition date.

On December 31, 1996, the Company acquired Dalewood Associates, Inc., the general manager of an investment partnership which makes equity investments in companies which are viewed as suitable candidates for future initial public offerings. The acquisition, which is not material to the Company's results of operations and financial position, was accounted for under the purchase method.

On March 13, 1997, the Company acquired Southeast Research Partners, Inc., a research and institutional brokerage boutique, for approximately $3,000,000 in cash, common stock and a new series of preferred stock. The acquisition will be accounted for under the purchase method of accounting.

4.  Related Party Transactions

Loans receivable from officers and employees of the Company are included in loans receivable at January 31, 1997 and 1996. Loans receivable from officers were $94,000 in 1997 and $198,000 in 1996. Receivables representing advances to brokers in anticipation of their continued employment and generating commission revenue in accordance with loan agreements were $1,062,000 in 1997 and $308,000 in 1996. The brokers are liable to the Company for the advances until the minimum employment period is completed and the specified commission revenue is generated. The advances are not collateralized and do not bear interest. The advances are amortized to compensation expense over the life of the loan agreements, which ranged from periods of one to five years at January 31, 1997.

5.  Commitments and Contingencies

The Company leases office facilities under noncancelable operating leases. Certain leases have renewal options and clauses for escalation and operating cost adjustments. At January 31, 1997, future minimum rental commitments under such leases were as follows for the fiscal years ending in January:

            1998                       $1,470,000
            1999                          678,000
            2000                          393,000
            2001                          266,000
            2002                          252,000
            Thereafter                    861,000
                                       ----------
                                       $3,920,000
                                       ==========

Total rent expense was $1,672,000, $1,218,000, and $977,000 in fiscal years 1997, 1996, and 1995, respectively.

The National Association of Securities Dealers Regulation, Inc. (NASDR) recently conducted an investigation of GKN Securities. The NASDR staff informed the Company that it intends to recommend to a District Business Conduct Committee that a complaint be filed against GKN Securities, members of GKN Securities' senior management, supervisory personnel, and current and former brokers. The Company expects that the complaint will allege that GKN Securities violated the anti-fraud provisions of the Securities Exchange Act and the fair pricing provisions of the rules of the National Association of Securities Dealers, Inc.
(NASD) by charging excessive markups in the sale of certain warrants it underwrote and for which it acted as a market maker. The Company also anticipates that the complaint will seek monetary restitution from GKN Securities to its customers and monetary and non-monetary sanctions and other relief against GKN Securities and individuals. The NASDR staff has not suggested to the Company that it will seek any sanctions that would restrict the business activities of GKN Securities. The Company does not believe that the resolution of the NASDR investigation will result in a monetary settlement in excess of amounts provided for in the consolidated financial statements.

The Company's broker-dealer subsidiaries are involved in various other legal proceedings arising from its securities activities. Management believes that resolution of these proceedings will have no material adverse effect on the Company's consolidated financial position or results of operations.

6.  Employee Benefits

The Company has a defined contribution 401(k) plan covering substantially all employees meeting certain eligibility requirements. Prior to May 1, 1996, Shochet employees were covered by a separate 401(k) plan. The Company makes discretionary matching contributions to the plan annually, which amounted to $116,000, $62,000, and $31,000 for fiscal years 1997, 1996, and 1995, respectively.

7.  Income Taxes

The components of income tax expense were as follows for the years ended January
31,:

                                        1997            1996             1995
                                    -----------      ----------       ---------
Current:
  Federal                           $3,905,000       $1,110,000       $ 492,000
  State and local                    1,769,000          502,000         255,000
                                    ----------       ----------       ---------
                                     5,674,000        1,612,000         747,000
Deferred                              (647,000)       1,206,000        (234,000)
                                    ----------       ----------       ---------
                                    $5,027,000       $2,818,000       $ 513,000
                                    ==========       ==========       =========


The effective tax rates reflected in the consolidated financial statements differ from the statutory federal income tax rate as follows:

                                         1997         1996         1995
                                        ------       ------       ------

Statutory tax rate                       35.0%        34.0%        34.0%
State and local taxes, net of federal
   tax benefit                            9.0          5.2         18.6
Other                                     0.3          5.6          4.8
                                        ------       ------       ------
Effective tax rate                       44.3%        44.8%        57.4%
                                        ======       ======       ======

Deferred income taxes reflect temporary differences in the basis of the Company's assets and liabilities for income tax purposes and for financial reporting purposes, using current tax rates. These temporary differences result in taxable or deductible amounts in future years. The deferred tax liabilities of $636,000 and $1,292,000 at January 31, 1997 and 1996, respectively, resulted primarily from unrealized gains on securities.

The Company files consolidated federal and combined New York State and New York City income tax returns.

8.  Stockholders' Equity

In July 1996 the Company sold 2,875,000 shares of its common stock in an initial public offering at a price of $6.00 per share. The proceeds from the public offering were $16,375,000 after underwriting discounts and commissions, and $15,264,000 after other expenses of the offering totaling $1,111,000. GKN Securities served as a co-manager of the offering. GKN Securities received underwriting discounts and commissions of $850,000, which were eliminated in consolidation. The Company plans to use the net proceeds, which are currently invested in short-term interest-bearing investments, principally to expand its existing business and also for working capital and general corporate purposes. The amount expended as of January 31, 1997, was not material.

During the fiscal year ended January 31, 1997, the Company repurchased a total of 511,250 shares of its common stock. Of these, 271,250 shares were repurchased in private transactions prior to the Company's initial public offering at a cost of $1,130,000. In October 1996 the Company authorized the repurchase of up to $600,000 of its common stock on the open market and in December 1996 it authorized the repurchase of an additional 150,000 shares. The stock repurchases were authorized in order to provide for future issuances of stock bonuses to employees. From October 1996 through January 1997 the Company repurchased 240,000 shares on the open market at a cost of $1,485,000. In March 1997 the Company authorized the repurchase of an additional 1,045,000 shares. Of these shares, approximately 60,000 were designated for employee stock bonus issuances and 160,000 were designated for issuance as part of the acquisition of Southeast Research Partners.

Effective in May 1994 the Company approved a 1-for-2 reverse stock split of its common stock and amended and restated the Certificate of Incorporation to effect the reverse split and to reduce the number of authorized shares to 40,000,000, consisting of 35,000,000 shares of common stock, $0.0001 par value, and 5,000,000 shares of preferred stock, $0.10 par value. All references in the consolidated financial statements and accompanying notes to the number of shares and exercise, conversion and purchase prices have been restated to reflect the reverse split.

All of the 1,000 outstanding shares of the Company's preferred stock expired in October 1995 and such series of authorized preferred stock was terminated in January 1997.

9.  Stock Compensation Plans

At January 31, 1997, the Company has two stock-based compensation plans, which are described below. The Company has also granted stock options outside of the plans. The Company has adopted the disclosure-only provisions of SFAS 123. Accordingly, no compensation cost has been recognized for stock options granted under or outside of the plans. Had compensation cost been determined based on the fair value at the grant dates for stock option awards consistent with the method of SFAS 123, there would have been no material effect on the Company's net income and earnings per share.

Fixed stock option plan and other fixed stock option awards
The Company's 1991 Employee Incentive Plan (the 1991 Plan) provides for the issuance of stock, stock options and other stock purchase rights to executive officers, other key employees and consultants of the Company and its subsidiaries. The Company may grant options for up to five million shares of common stock under the 1991 Plan. The options may qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended. The exercise price of each option granted under the 1991 Plan is determined by the Company's Board of Directors at the time of grant. The exercise price of incentive stock options must be at least equal to the fair market value of the Company's stock on the date of grant. The exercise price of non-qualified options must be at least equal to 65% of the fair market value of the Company's stock on the date of grant. The vesting period is at least one year for all grants and incentive stock options have maximum terms of ten years and non-qualified options have maximum terms of 13 years.

In May 1996 the Company offered employees holding certain options issued in December 1992 through February 1995 under the 1991 Plan the opportunity to convert their options into options for a fewer number of shares, but with lower exercise prices and/or shorter vesting periods. Options for 432,000 shares were canceled and new options for 165,000 shares were granted in the conversion.

The Company has also granted stock options outside of the 1991 Plan. The stock options are authorized under specific agreements when the Company enters into employment agreements or when a director joins the Board of Directors. The number of shares subject to options, the exercise price, vesting, termination and other provisions of such awards are determined by the Board of Directors and specified in each individual stock option agreement. At January 31, 1997, the Company has entered into three agreements awarding options for a total of 100,000 shares of common stock.

A summary of the status of the Company's 1991 Plan and other options granted outside of the 1991 Plan as of January 31, 1997, 1996, and 1995, and changes during the years then ended is presented below:

                                             1997               1996      1995
                                   -------------------------   ------    ------
                                   Shares   Weighted-Average   Shares    Shares
Stock Options                       (000)    Exercise Price     (000)     (000)
-------------                      ------   ----------------   ------    ------

Outstanding at beginning of year    1,897        $3.35          1,662     1,814
Granted                               422         4.90            369       105
Exercised                            (781)        0.91             --        --
Forfeited                            (493)        5.39           (134)     (257)
                                    -----                       -----     -----

Outstanding at end of year          1,045         4.84          1,897     1,662
                                    =====                       =====     =====


Options exercisable at year-end       459

Weighted-average fair value of
   options granted during the year  $0.62

The following table summarizes information about stock options outstanding at January 31, 1997:

                          Options Outstanding              Options Exercisable
                 -----------------------------------     -----------------------
                               Weighted-
                                Average    Weighted-                   Weighted-
                    Number     Remaining    Average         Number      Average
   Range of      Outstanding  Contractual  Exercise      Exercisable   Exercise
Exercise Prices   at 1/31/97      Life       Price        at 1/31/97     Price
---------------  -----------  -----------  ---------     -----------   ---------
$2.20                138,000    4.9 years   $2.20           138,000      $2.20
$4.50 to $5.00       478,000    7.5          4.56           170,000       4.59
$6.00 to $6.125      429,000    6.2          6.00           151,000       6.00
                   ---------                                -------
                   1,045,000    6.6          4.84           459,000       4.34
                   =========                                =======

In March 1997 the Company granted options for 276,000 shares with an exercise price of $6.00.

Stock award plan
The Company's 1996 Incentive Compensation Plan provides for a portion of annual incentive awards payable to executive management and business unit managers to be made in restricted shares of the Company's common stock. All awards are subject to a minimum three-year vesting period. The maximum number of shares which may be awarded under the plan is one million. As of January 31, 1997, no awards had been made under the plan. Approximately 297,000 shares were awarded in March 1997.

Non-employee stock compensation
The Company granted stock options to purchase 25,000 shares to the seller of Shochet on the date of the Company's initial public offering in accordance with the Shochet purchase agreement. The fair value of the options, which was recorded as an adjustment to the Shochet purchase price, was estimated to be $36,000 on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%, expected volatility of 27%, risk-free interest rate of 6.4%, and expected life of 2.5 years. All of the options were outstanding at January 31, 1997.

10.  Concentration of Credit Risk and Off-Balance Sheet Risk

In the normal course of business, the Company's broker-dealer subsidiaries execute securities transactions on behalf of customers through a clearing broker. The execution of these transactions includes the purchase and sale of securities, including the sale of securities not currently owned. These activities expose the Company to off-balance sheet risk in the event that customers fail to fulfill their contractual obligations and margin requirements are not sufficient to fully cover losses. The Company is obligated to its clearing broker for losses sustained from the Company's customers. Should a customer fail to deliver cash or securities as agreed, the Company may be required to purchase or sell securities at unfavorable market prices. The Company limits its risk by requiring customers to maintain margin collateral that is in compliance with regulatory and internal guidelines and by making credit inquiries when establishing customer relationships.

Securities sold, not yet purchased, represent the Company's obligations to deliver specified securities at contracted prices. The Company is exposed to risk of loss if securities prices increase prior to closing the transactions.

11.  Net Capital Requirements

GKN Securities and Shochet are registered broker-dealers with the Securities and Exchange Commission (SEC) and member firms of the NASD. As such, GKN Securities and Shochet are subject to the SEC's net capital rule, which requires the maintenance of minimum net capital.

GKN Securities has elected to compute net capital using the alternative method permitted by the net capital rule, which requires that it maintain minimum net capital, as defined, to be greater than or equal to $250,000. At January 31, 1997, GKN Securities had net capital of $13,404,000.

Shochet has elected to compute net capital under the standard aggregate indebtedness method permitted by the net capital rule, which requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. At January 31, 1997, Shochet had net capital of $377,000 and a net capital requirement of $100,000. Shochet's net capital ratio at January 31, 1997, was 1.7 to 1.


12. Supplemental Cash Flow Information

                                                 Year ended January 31,
                                        ----------------------------------------
                                           1997           1996           1995
                                        ----------     ----------     ----------

Cash paid for:
Income taxes                            $5,763,000      $900,000      $1,456,000
Interest                                    48,000            --              --

Non-cash financing activities:
Conversion of subordinated notes
   to common stock                      $       --      $     --      $  162,000



                       GKN HOLDING CORP. AND SUBSIDIARIES
                                   Schedule II
                        Valuation and Qualifying Accounts


                                                      Additions
                                                      Charged to
                          Balance at    Additions       Other                        Balance
                          Beginning     Charged to     Accounts     Deductions      at End of
Description               of Period      Expense       (Note 2)      (Note 3)        Period
-----------               ----------    ----------    ----------    ----------      --------

Year ended January 31, 1995:

Reserve for loan
   losses (Note 1)         $     --      $     --      $     --      $      --      $     --
                           =========     ========      ========      =========      ========


Year ended January 31, 1996:

Reserve for loan
   losses (Note 1)         $     --      $452,000      $     --      $      --      $452,000
                           ========      ========      ========      =========      ========


Year ended January 31, 1997:

Reserve for loan
   losses (Note 1)         $452,000      $446,000      $169,000      $(125,000)     $942,000
                           ========      ========      ========      =========      ========


Notes:
(1) The reserve is offset against the corresponding assets on the consolidated statement of financial condition.
(2) The additions represent adjustments to prior charge-offs.
(3) The deductions represent charge-offs for the purpose for which the reserve was established.


                          Independent Auditors' Report


To the Board of Directors and Stockholders of GKN Holding Corp.

We have audited the accompanying consolidated statements of financial condition of GKN Holding Corp. and subsidiaries (the Company) as of January 31, 1997 and 1996, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended January 31, 1997. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedule. These consolidated financial statements and the related financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GKN Holding Corp. and subsidiaries as of January 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended January 31, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


KPMG Peat Marwick LLP



New York, New York
March 13, 1997

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated herein by reference to the information included in the Company's proxy statement under the caption Election of Directors, with the exception of certain information regarding executive officers of the registrant, which is included at the end of Part I of this Form 10-K under the caption Executive Officers of the Registrant.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the information included in the proxy statement under the caption Executive Compensation.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

The information required by this item is incorporated herein by reference to the information included in the proxy statement under the caption Voting Securities.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference to the information included in the proxy statement under the caption Certain Transactions.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
         ON FORM 8-K

(a)  The following documents are filed as a part of this Form 10-K:
                                                                          Page
                                                                          ----
1. Financial Statements:

   Consolidated Statements of Financial Condition as of
   January 31, 1997 and 1996                                               21

   Consolidated Statements of Income for the three years ended
   January 31, 1997, 1996 and 1995                                         22

   Consolidated Statements of Changes in Stockholders' Equity for
   the three years ended January 31, 1997, 1996 and 1995                   23

   Consolidated Statements of Cash Flows for the three years
   ended January 31, 1997, 1996 and 1995                                   24

   Notes to Consolidated Financial Statements                              25

   Independent Auditors' Report                                            35

2. Financial Statement Schedule:

   Schedule II - Valuation and Qualifying Accounts                         34

   Schedules other than the one listed above are omitted for the reason that they are not required or are not applicable.

3. Exhibits:

   Exhibit No.       Description
   -----------       -----------
     3.1             Restated Certificate of Incorporation
                     (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1, File
                     No. 333-05273 (Registration Statement))
     3.1(a)          Amendment, effective as of May 31, 1994, to the
                     Restated Certificate of Incorporation
                     (incorporated by reference to Exhibit 3.1(a) to the Registration Statement)
     3.2             By-laws (incorporated by reference to Exhibit 3.2
                     to the Registration Statement)
     4.1             Form of Common Stock Certificate (incorporated by
                     reference to Exhibit 4.1 to the Registration
                     Statement)
     10.1            Lease for 61 Broadway, New York, New York 10006
                     (incorporated by reference to Exhibit 10.1 to the Registration Statement)

     10.2            Agreement between GKN Securities Corp. and
                     managers of Miami, Florida branch office
                     (incorporated by reference to Exhibit 10.8 to the
                     Registration Statement)
     10.3            Employment Agreement between the Company and David
                     M. Nussbaum  (incorporated by reference to Exhibit
                     10.10 to the Registration Statement)
     10.4            Employment Agreement between the Company and Roger
                     N. Gladstone  (incorporated by reference to
                     Exhibit 10.11 to the Registration Statement)
     10.5            Employment Agreement between the Company and
                     Robert H. Gladstone  (incorporated by reference to
                     Exhibit 10.12 to the Registration Statement)
     10.6            Employment Agreement between the Company and Peter
                     R. Kent (incorporated by reference to Exhibit
                     10.13 to the Registration Statement)
     10.7            Warrant Agreement with Joachim Stahler
                     (incorporated by reference to Exhibit 10.14 to the
                     Registration Statement)
     10.8            Stock Purchase Agreement with Marvin and Sally
                     Shochet, including form of Option Agreement
                     (incorporated by reference to Exhibit 10.15 to the
                     Registration Statement)
     10.9            Stock Option Agreement with Arnold B. Pollard
                     (incorporated by reference to Exhibit 4.2 to the
                     Company's Form S-8 filed on January 23, 1997, File
                     No. 333-20273)
     10.10           Stock Option Agreement with John P. Margaritis
                     (incorporated by reference to Exhibit 4.3 to the
                     Company's Form S-8 filed on January 23, 1997, File
                     No. 333-20273)
     10.11           1991 Employee Incentive Plan (incorporated by
                     reference to Exhibit 10.17 to the Registration
                     Statement)
     10.12           1996 Employee Incentive Plan (incorporated by
                     reference to Exhibit 10.20 to the Registration
                     Statement)
     10.13           Amendment, effective as of December 19, 1996, to
                     the 1996 Employee Incentive Plan
     10.14           Clearing Agent Agreement with Wertheim Schroder &
                     Co. Incorporated (incorporated by reference to
                     Exhibit 10.18 to the Registration Statement)
     10.15           Form of Stock Option Agreement (incorporated by
                     reference to Exhibit 10.19 to the Registration
                     Statement)
     10.16           Form of Indemnification Agreement (incorporated by
                     reference to Exhibit 10.21 to the Registration
                     Statement)
     21              Subsidiaries of the Company
     23.1            Consent of KPMG Peat Marwick LLP
     27              Financial Data Schedule

(b)  Reports on Form 8-K:

   The Company filed a report on Form 8-K on January 16, 1997, reporting under
   Item 5, Other Events, in connection with a settlement concluded between GKN Securities Corp. and Robert Gladstone, Executive Vice President of GKN Securities Corp., and the SEC, resolving an SEC investigation.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    GKN HOLDING CORP.

                                    By:   /s/ Peter R. Kent
                                          Peter R. Kent
                                          Chief Operating Officer and
                                          Chief Financial Officer

                                    Date: April 30, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 30, 1997.


/s/ David M. Nussbaum           Chairman of the Board and
David M. Nussbaum               Chief Executive Officer


/s/ Roger N. Gladstone          President and Director
Roger N. Gladstone


/s/ Peter R. Kent               Chief Operating Officer, Chief
Peter R. Kent                   Financial Officer and Director
                                (Principal Accounting and Financial
                                Officer)


/s/ Lester Rosenkrantz          Executive Vice President and Director
Lester Rosenkrantz


/s/ James I. Krantz             Director
James I. Krantz


/s/ John P. Margaritis          Director
John P. Margaritis


/s/ Arnold B. Pollard           Director
Arnold B. Pollard

                                                               Exhibit 10.13

                         Amendment to GKN Holding Corp.
                        1996 Incentive Compensation Plan
                          (effective December 19, 1996)


The text of Section 6 (Payment of Awards) of the GKN Holding Corp. 1996 Incentive Compensation Plan, is hereby amended to read as follows:

      Awards shall be made no later than 60 days following the end of the company's fiscal year. Awards shall be made to Participants in cash; provided, however, that in the discretion of the Committee, up to 50% of the value of any Award may be paid by the issuance of restricted shares of Common Stock, and up to 100% with the consent of the Participant. Such Award shall be valued for this purpose at the closing sale price of the Common Stock on its principal trading market on the last trading day prior to the date of issuance (or as determined by the Committee if there is no public trading market). All shares of restricted stock granted to Participants under the Plan shall be subject to the following terms and conditions (and to such other terms and conditions prescribed by the Committee):

                                                                  Exhibit 21

                                GKN HOLDING CORP.

                              List of Subsidiaries


       Name of Subsidiary                  Jurisdiction of Incorporation
       ------------------                  -----------------------------
       Dalewood Associates, Inc.                     New York
       GKN Fund Management, Inc.                     New York
       GKN Property Management, Inc.                New Jersey
       GKN Realty Corp.                             New Jersey
       GKN Securities AG                            Switzerland
       GKN Securities Corp.                          New York
       Shochet Securities, Inc.                       Florida
       Southeast Research Partners, Inc.             Delaware

                                                                Exhibit 23.1

                         CONSENT OF INDEPENDENT AUDITORS


The Board of Directors
GKN Holding Corp.:

We consent to incorporation by reference in the registration statement (File No. 333-20273) on Form S-8 of GKN Holding Corp. of our report dated March 13, 1997, relating to the consolidated statements of financial condition of GKN Holding Corp. and subsidiaries as of January 31, 1997 and 1996, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended January 31, 1997, which report appears in the January 31, 1997, annual report on Form 10-K of GKN Holding Corp.

/s/ KPMG Peat Marwick LLP

KPMG Peat Marwick LLP

New York, New York
April 30, 1997