Form 10-Q
period 1997-04-30
GKN HOLDING CORP
filed 1997-06-13
CIK 814774

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[ X ] Quarterly  report  pursuant to Section 13 or 15(d) of the  Securities
      Exchange Act of 1934

For the quarterly period ended April 30, 1997

                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________ to ________


                         Commission file number 0-21105

                                GKN HOLDING CORP.
             (Exact name of registrant as specified in its charter)


Delaware                                                 13-3414302
---------------------------------                        -------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)

61 Broadway, New York, New York                          10006
----------------------------------------                 ------------
(Address of principal executive offices)                 (Zip Code)

(212)509-3800
----------------
(Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                           Outstanding at May 30, 1997
--------------------------------                -----------------------------
Common Stock, $.0001 par value                  8,093,899 shares

                       Exhibit index on page 15

                       GKN HOLDING CORP. AND SUBSIDIARIES
                                      Index




Part I - Financial Information                                           Page
                                                                         ----
Item 1.  Financial Statements

     Consolidated Statements of Financial Condition as of
     April 30, 1997 (Unaudited) and January 31, 1997                      3

     Consolidated Statements of Income for the three
     months ended April 30, 1997 and 1996 (Unaudited)                     4

     Consolidated  Statements  of Changes in  Stockholders'
     Equity for the year ended January 31, 1997 and the
     three months ended April 30, 1997 (Unaudited)                        5

     Consolidated Statements of Cash Flows for the three
     months ended April 30, 1997 and 1996 (Unaudited)                     6

     Notes to Consolidated Financial Statements                           7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                             9


Part II - Other Information

Item 2.   Changes in Securities                                          12

Item 6.   Exhibits and Reports on Form 8-K                               13

Part I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                       GKN HOLDING CORP. AND SUBSIDIARIES
                 Consolidated Statements of Financial Condition

                                                                                   April 30,    January 31,
                                                                                     1997          1997
                                                                                -------------   -----------
                                                                                 (Unaudited)
Assets
Cash and cash equivalents ...................................................... $  8,936,000  $ 17,856,000
Receivable from brokers and dealers ............................................    2,436,000     9,357,000
Securities owned, at market value ..............................................   12,558,000    14,610,000
Securities owned, not readily marketable, at fair value ........................      639,000     1,365,000
Investments ....................................................................    2,689,000     2,692,000
Office furniture, equipment and leasehold improvements, net ....................    1,241,000     1,251,000
Goodwill, net ..................................................................    3,928,000     1,619,000
Loans receivable ...............................................................    2,819,000     1,451,000
Income taxes receivable ........................................................    1,457,000          --
Other assets ...................................................................    1,885,000     1,432,000
                                                                                 ------------  ------------

Total assets ................................................................... $ 38,588,000  $ 51,633,000
                                                                                 ============  ============

Liabilities and Stockholders' Equity
Liabilities:
 Securities sold, not yet purchased, at market value ........................... $  2,551,000  $  6,997,000
 Commissions payable ...........................................................    1,035,000     2,186,000
 Deferred compensation .........................................................      262,000     1,409,000
 Income taxes payable ..........................................................         --         238,000
 Deferred tax liability ........................................................         --         636,000
 Accrued expenses and other liabilities ........................................    2,869,000     4,403,000
                                                                                 ------------  ------------
                                                                                    6,717,000    15,869,000
 Liability subordinated to the claims of general creditors .....................      632,000       738,000
                                                                                 ------------  ------------
 Total liabilities .............................................................    7,349,000    16,607,000
                                                                                 ------------  ------------

Stockholders' equity:
 Preferred stock, $.10 par value; 1,200,000 and no shares
     authorized, issued, and outstanding .......................................    1,152,000          --
 Common stock, $.0001 par value; 35,000,000 shares
     authorized; 9,217,875 shares issued; 8,093,899 and
     8,225,512 shares outstanding ..............................................        1,000         1,000
 Additional paid-in capital ....................................................   19,249,000    19,931,000
 Retained earnings .............................................................   15,794,000    18,247,000
 Cumulative translation adjustment .............................................      (11,000)       (3,000)
                                                                                 ------------  ------------
                                                                                   36,185,000    38,176,000
 Less treasury stock, at cost; 1,123,976 and 992,363 shares ....................   (4,946,000)   (3,150,000)
                                                                                 ------------  ------------
 Total stockholders' equity ....................................................   31,239,000    35,026,000
                                                                                 ------------  ------------

Total liabilities and stockholders' equity ..................................... $ 38,588,000  $ 51,633,000
                                                                                 ============  ============


                See accompanying notes to consolidated financial
                                  statements.

                       GKN HOLDING CORP. AND SUBSIDIARIES
                        Consolidated Statements of Income
                                   (Unaudited)

                                                  Three Months Ended April 30,
                                                  -----------------------------
                                                        1997           1996
                                                    -------------    ----------

Revenues:
   Commissions ...................................   $  8,104,000    $12,216,000
   Investment banking ............................        676,000      3,413,000
   Principal transactions ........................       (754,000)     2,477,000
   Interest ......................................        425,000        285,000
   Other .........................................         98,000          9,000
                                                     ------------    -----------
Total revenues ...................................      8,549,000     18,400,000
                                                     ------------    -----------

Expenses:
   Compensation and benefits .....................      7,754,000     10,691,000
   Communications ................................      1,225,000        840,000
   Brokerage, clearing and
      exchange fees ..............................        673,000        631,000
   Occupancy and equipment .......................        700,000        605,000
   Business development ..........................        654,000        273,000
   Professional fees .............................      1,028,000        812,000
   Other .........................................        656,000        553,000
                                                     ------------    -----------
Total expenses ...................................     12,690,000     14,405,000
                                                     ------------    -----------

Income before income taxes .......................     (4,141,000)     3,995,000

Income taxes .....................................     (1,688,000)     1,749,000
                                                     ------------    -----------

Net income .......................................   $ (2,453,000)   $ 2,246,000
                                                     ============    ===========

Earnings per common share ........................   $      (0.30)   $      0.40
                                                     ============    ===========

Weighted average common
   shares outstanding ............................      8,171,856      5,638,260
                                                     ============    ===========

                See accompanying notes to consolidated financial
                                  statements.

                       GKN HOLDING CORP. AND SUBSIDIARIES
           Consolidated Statements of Changes in Stockholders' Equity
 For the Year Ended January 31, 1997 and the Three Months Ended April 30, 1997
                                  (Unaudited)

                                                 Additional                 Cumulative
                            Preferred   Common   Paid-in      Retained      Translation   Treasury      Unearned
                              Stock      Stock   Capital      Earnings      Adjustment    Stock         Compensation    Total
                           ----------   -------- ----------   ------------  ----------    ------------  ------------   ------------
Balance at
   January 31, 1996 ...... $    --      $1,000   $ 3,487,000  $ 11,918,000  $      --     $ (630,000)   $       --   $ 14,776,000
Net income ...............      --          --            --     6,329,000         --             --            --      6,329,000
Stock issued .............      --          --    16,011,000            --         --             --            --     16,011,000
Warrants issued ..........      --          --         1,000            --         --             --            --          1,000
Stock options
   granted ...............      --          --        36,000            --         --             --            --         36,000
Notes receivable .........      --          --      (221,000)           --         --             --            --       (221,000)
Stock options exercised ..      --          --       617,000            --         --         95,000            --        712,000
Purchase of
   treasury stock ........      --          --            --            --         --     (2,615,000)           --     (2,615,000)
Translation adjustment ...      --          --            --            --      (3,000)         --              --         (3,000)
                        ------------ ----------  ------------ ------------  -----------  ------------  ------------  ------------

Balance at
   January 31, 1997 ......      --       1,000    19,931,000    18,247,000      (3,000)  (3,150,000)            --     35,026,000
Net income ...............      --          --            --    (2,453,000)        --           --              --     (2,453,000)
Stock issued for
   acquisition ........... 1,152,000        --       443,000           --          --       517,000             --      2,112,000
Stock options exercised ..      --          --       (23,000)          --          --        80,000             --         57,000
Stock issued
   under incentive
   compensation plans ....      --          --       541,000           --          --     1,193,000      (1,734,000)         --
Amortization of
   unearned
   compensation ..........      --          --            --           --          --           --           96,000        96,000
Purchase of
   treasury stock ........      --          --            --           --          --    (3,586,000)            --     (3,586,000)
Change in trans-
   lation adjustment .....      --          --            --           --       (8,000)         --              --         (8,000)
Other ....................      --          --        (5,000)          --          --           --              --         (5,000)
                         ------------ ----------  ----------- ------------  ----------- ------------   ------------   ------------
Balance at
   April 30, 1997 ........$1,152,000    $1,000  $ 20,887,000  $ 15,794,000    $(11,000) $(4,946,000)   $(1,638,000)  $ 31,239,000
                         ============ ========= ============  ============  ===========  ============  ============  ============

                     See accompanying notes to consolidated
                             financial statements.

                       GKN HOLDING CORP. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                         Three Months Ended April 30,
                                                                           1997                 1996
                                                                     ---------------         ----------
Operating activities:
   Net income/(loss)                                                  $ (2,453,000)         $ 2,246,000
   Adjustments to reconcile net income to net
     cash provided by (used in) operating activities:
      Depreciation and amortization                                        163,000              131,000
      Deferred taxes and other                                            (537,000)            (342,000)
                                                                    --------------       --------------
                                                                        (2,827,000)           2,035,000
   (Increase) decrease in operating assets:
     Receivable from brokers and dealers                                 7,575,000           (5,108,000)
     Securities owned, at market value                                   2,219,000            2,460,000
     Securities owned, not readily marketable                              725,000              (37,000)
     Loans receivable                                                   (1,368,000)             674,000
     Income taxes receivable                                            (1,457,000)                   -
     Other assets                                                          127,000             (314,000)
  Increase (decrease) in operating liabilities:
     Securities sold, not yet purchased                                 (4,456,000)           2,152,000
     Commissions payable                                                (1,788,000)             657,000
     Deferred compensation                                              (1,148,000)             458,000
     Income taxes payable                                                 (229,000)           1,790,000
     Accrued expenses and other liabilities                             (2,359,000)          (1,500,000)
     Translation adjustment                                                 (9,000)             (18,000)
                                                                    ---------------        -------------
Net cash provided by (used in) operating activities                     (4,995,000)           3,249,000
                                                                     -------------         -------------

Investing activities:
 Purchase of office furniture, equipment
     and leasehold improvements                                            (51,000)            (162,000)
 Limited partnerships                                                        3,000              132,000
 Acquisition, net of cash acquired                                        (197,000)                   -
 Goodwill resulting from acquisition                                       (33,000)                   -
                                                                     --------------       --------------
Net cash used in investing activities                                     (278,000)             (30,000)
                                                                      -------------       --------------

Financing activities:
   Issuance of common shares                                                53,000                    -
   Purchase of treasury stock                                           (3,586,000)            (103,000)
   Repayment of subordinated debt                                         (114,000)             (66,000)
                                                                    --------------        --------------
Net cash provided by (used in) financing activities                     (3,647,000)            (169,000)
                                                                    --------------        -------------

Net change in cash and cash equivalents                                 (8,920,000)           3,050,000
Cash and cash equivalents at beginning of year                          17,856,000            7,873,000
                                                                     -------------        -------------
Cash and cash equivalents at end of period                           $   8,936,000          $10,923,000
                                                                     =============          ===========

                See accompanying notes to consolidated financial
                                  statements.

                       GKN HOLDING CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


1.  Basis of Presentation

     The consolidated financial statements include the accounts of GKN Holding Corp. and its subsidiaries (the Company). All significant intercompany accounts and transactions are eliminated in consolidation. In the opinion of management, the consolidated financial statements reflect all adjustments, which are all of a normal recurring nature, necessary for a fair statement of the Company's financial position and results of operations for the interim periods presented. These consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto for the year ended January 31, 1997, in its annual report on Form 10-K. Certain reclassifications have been made to the prior year amounts to conform to the current presentation.

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

     The Company's principal business activities are affected by many factors, including general economic and market conditions, which can result in substantial fluctuations in the Company's revenues and net income. Therefore, the results of operations for the three months ended April 30, 1997, are not necessarily indicative of the results which may be expected for the entire fiscal year.

2.  Acquisition

     On March 13, 1997, the Company acquired all of the outstanding stock of Southeast Research Partners, Inc. ("Southeast") for $520,000 cash, 160,000 shares of common stock, and 1,200,000 shares of Series A Preferred Stock. This preferred stock was authorized by the Company's Board of Directors on March 3, 1997. Southeast is a research and institutional brokerage boutique, located in Boca Raton, Florida, which maintains research coverage primarily focused on small and mid capitalization companies located in the Southeastern United States.

3.  Net Capital Requirements

     GKN Securities Corp. ("GKN"), Southeast, and another wholly-owned subsidiary, Shochet Securities, Inc. (Shochet), are registered broker-dealers with the Securities and Exchange Commission (the SEC) and member firms of the National Association of Securities Dealers, Inc. (NASD). As such, GKN, Southeast, and Shochet are subject to the SEC's net capital rule, which requires the maintenance of minimum net capital.

     GKN has elected to compute net capital using the alternative method permitted by the net capital rule, which requires that it maintain minimum net capital, as defined, to be greater than or equal to $250,000. At April 30,1997, GKN had net capital of $ 7,083,000.

     Southeast has elected to compute net capital under the standard aggregate indebtedness method permitted by the net capital rule, which requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. At April 30, 1997, Southeast had net capital of $ 2,202,000 and a net capital requirement of $100,000. Southeast's net capital ratio at April 30, 1997, was 0.45 to 1.

     Shochet has also elected to compute net capital under the standard aggregate indebtedness method permitted by the net capital rule. At April 30, 1997, Shochet had net capital of $ 530,000 and a net capital requirement of $100,000. Shochet's net capital ratio at April 30, 1997, was 0.98 to 1.

4.   Earnings Per Share

     Weighted average common shares outstanding used in the calculation of earnings per common share reflects common stock equivalents, consisting of stock options and warrants, when their effect is dilutive. The difference between primary and fully diluted earnings per share is not material. In March 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS 128), effective beginning in the fiscal year ending January 31, 1998. This statement changes the calculation and presentation of earnings per common share (EPS). The new presentation will consist of basic EPS, which includes no dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the period, and diluted EPS, which is similar to the current fully diluted EPS. The disclosed EPS for the current quarter would be the same under the new pronouncement; the common stock equivalents are anti-dilutive given the net loss for the period.

5.  Supplemental Cash Flow Information

                                                 Three Months Ended April 30,
                                                   1997              1996
                                                ------------       ---------
Cash paid for:
Income taxes ................................    $   731,000     $1,551,000
Interest ....................................         17,000         17,000

Non-cash financing activities:
Treasury stock issued for Incentive
   Compensation Plan ........................    $ 3,586,000     $     --

Details of acquisition:
Fair value of assets acquired ...............    $ 1,479,000     $     --
Liabilities assumed .........................     (1,474,000)          --
Common stock issued in acquisition ..........     (  960,000)          --
Preferred stock issued in acquisition .......     (1,152,000)          --
Goodwill ....................................      2,304,000           --
                                                -------------          --
Net cash used for acquisition ...............        197,000           --

6.    Commitments and Contingencies

     The National Association of Securities Dealers Regulation, Inc. (NASDR) recently conducted an investigation of GKN Securities. The NASDR staff informed the Company a District Business Conduct Committee has authorized the filing of a complaint against GKN Securities, members of GKN Securities' senior management, supervisory personnel, and current and former brokers. The Company expects that the complaint will allege that GKN Securities violated the anti-fraud provisions of the Securities Exchange Act and the fair pricing provisions of the NASDR Conduct Rules by charging excessive markups in the sale of certain warrants it underwrote and for which it acted as a market maker. The Company understands that the NASDR staff will allege that the aggregate amount of such excessive markups was approximately $1.1 million. The Company anticipates that the complaint will seek monetary restitution from GKN Securities to its customers and monetary and non-monetary sanctions and other relief against GKN Securities and individuals. The NASDR staff has not suggested to the Company that it will seek any sanctions that would restrict the business activities of GKN Securities. Based upon the amounts provided for in the consolidated financial statements, the Company believes that the resolution of the NASDR investigation will not have a material adverse effect on the Company's financial condition.

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations

Results of Operations

Three Months Ended April 30, 1997  vs. Three Months Ended April 30, 1996
------------------------------------------------------------------------

Earnings per share of common stock for the three months ended April 30, 1997, were $(0.30) as compared to $0.40 for the three months ended April 30, 1996. The decrease in earnings was directly attributable to the continued weakness in the small cap market: the Company experienced lower trade volumes, executed fewer investment banking deals, and suffered losses in the investment account.

The Company's principal business activities are affected by many factors, including general economic and market conditions, which can result in substantial fluctuations in the Company's revenues and net income. Therefore, the results of operations for the quarter are not necessarily indicative of the results which may be expected for the entire fiscal year.

Revenues

Total revenues decreased by 54% to $8,549,000 for the first quarter of fiscal 1998, mainly as a result of lower commission revenues and investment banking fees, and investment account losses.

Commission revenues decreased by $4,112,000, or 34%, for the first quarter, reflecting the weak market conditions in the small capitalization stock sector during the period. The Company executed 18% fewer trades during the period as opposed to the same period in the prior year.

Investment banking revenues decreased by $2,737,000, or 80%. During the first quarter of fiscal 1998 the Company raised $5.8 million for corporate clients through two private placements. In the same period in fiscal 1997 the Company raised $32 million for its clients through two public offerings and three private placements.

Principal transactions generated losses of $754,000 in the first quarter of fiscal 1998, a 130% decrease from the fiscal 1997 quarter. The lower revenues resulted from weakened market conditions for small capitalization stocks during the fiscal 1998 period. Revenues generated through market making activities for over-the-counter equity securities decreased $1,994,000 to $(441,000) for the quarter while revenues from the Company's investment account decreased $1,237,000 to $(313,000). The investment account revenue decrease was directly related to decreases in the prices of the shares underlying underwriter warrants held by the Company, all of which were issued by investment banking clients.

Interest income increased $140,000 due to higher cash balances, a greater use of margin loans by the Company's customers, and a renegotiated interest sharing arrangement with the Company's clearing firm.

Expenses

Total expenses for the quarter in fiscal 1998 were $12,690,000, a 12% decrease over the first quarter in fiscal 1997. This decrease is tied to the decrease in revenues; compensation expenses are directly correlated with actual results.

Compensation and benefits expense decreased 27% to $7,754,000. These expenses are primarily variable as commissions to brokers are paid as a percentage of commission revenues generated and incentive compensation is directly related to net income. The expense decrease in fiscal 1998 is consistent with the decreases in commission and investment banking revenues and the net loss for the period.

Communications expense increased by $385,000, or 46%, as a result of the Company's expansion. The 328 registered representatives employed by the Company at April 30, 1997, represent a 26% increase from April 30, 1996. During the same period total employees increased by 16% to 543.

Brokerage, clearing and exchange fees and occupancy and equipment expenses increased by 7% and 16%, respectively. These increases were primarily due to the March 1997 acquisition of Southeast Research Partners and the growth of existing offices.

Business development expenses increased by 140% to $654,000 due to increased promotional activities and expenses incurred directly related to the growth of the Company.

Professional fees increased by $216,000, or 27%, mainly as a result of additional reserves taken relating to the potential settlement of the NASD investigation.

Other expenses increased $103,000 primarily due to increased expenses associated with the Company's growth.

Weighted average common shares outstanding

The average number of common shares and common stock equivalents outstanding used in the computation of earnings per common share was 8,171,856 in the first quarter of fiscal 1998, compared with 5,638,260 in fiscal 1997. The 45% increase in the weighted average in fiscal 1998 resulted mainly from the 2,875,000 shares of common stock issued in the Company's initial public offering on July 30, 1996.

Liquidity and Capital Resources

The Company's assets are highly liquid with the majority consisting of cash and cash equivalents, securities inventories, and receivables from other broker-dealers and the Company's clearing firm, all of which fluctuate depending upon the levels of customer business and trading activity. Approximately 62% of the Company's assets at April 30, 1997, were highly liquid. Receivables from broker-dealers and the Company's clearing firm turn over rapidly. As a securities dealer, the Company may carry significant levels of trading inventories to meet customer needs. The Company's inventory of market making securities is readily marketable; however, holding large blocks of the same security may limit liquidity and prevent realization of full market value for the securities. Securities owned, but not readily marketable, represent underwriter warrants and the securities underlying such warrants. The liquidity of these securities is limited. A relatively small percentage of the Company's total assets are fixed. The Company's total assets or the individual components of total assets may vary significantly from period to period because of changes relating to customer demand, economic and market conditions, and proprietary trading strategies.

GKN, Southeast, and Shochet, the Company's operating broker-dealer subsidiaries, are subject to the net capital rules of the NASD and the SEC. As such, they and the Company are subject to certain restrictions on the use of capital and its related liquidity. GKN's, Southeast's, and Shochet's respective net capital positions as of April 30, 1997, were $7,083,000, $2,202,000 and $530,000, which were $6,833,000, $2,102,000, and $430,000 in excess of their respective net capital requirements.

Prior to its initial public offering, the Company financed its operations through the private placement of debt and equity securities and cash flow from operations. The Company has not employed any significant leverage or debt. In conjunction with the Company's November 1995 acquisition of Shochet, the Company issued the seller a subordinated note as part of the purchase price, of which $632,000 was outstanding at April 30, 1997. The Company intends to use debt prudently in the future and to arrange for lines of credit in the near future. On March 12,1997, the Company authorized the repurchase of up to 10% of the current outstanding shares, or approximately 825,000 shares. As of April 30, 1997, 385,000 shares had been repurchased. All repurchases were funded from cash flow from operations.

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

Safe Harbor Cautionary Statement

The Company occasionally makes forward-looking statements such as forecasts and projections of expected future performance or statements of its plans and objectives. When used in this quarterly report and in future filings by the Company with the SEC, in the Company's press releases and in oral statements made with the approval of an authorized executive officer of the Company, the words or phrases "will likely result," "the Company expects," "will continue," "is anticipated," "estimated," "project," or "outlook" or similar expressions (including confirmations by an authorized executive officer of the Company of any such expressions made by a third party with respect to the Company) are intended to identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Factors which could affect the Company's results of operations and cause its results to differ from these statements include the volatility and price level of the securities markets; the volume, size and timing of securities transactions; the demand for investment banking services; the level and volatility of interest rates; the availability of credit; legislation affecting the business and financial communities; and the economy in general. For a more complete discussion of these and other factors, see the Company's registration statement filed on Form S-1, as amended (No. 333-05273). The Company has no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

Part II - OTHER INFORMATION

Item 2.  Changes in Securities

         (c) During the period from February 1, 1997 through April 30, 1997, the
Company  issued  the  following   securities  without   registration  under  the
Securities Act of 1933, as amended ("Act"):

                  (1) On March 12, 1997, the Company granted options to purchase an aggregate of 279,250 shares of Common Stock to employees under its 1991 Employee Incentive Plan at exercise prices of $6.00 per share. No consideration will be received by the Company until the options are exercised. The options vest March 12, 2000 (except for options to purchase 24,000 shares which vest in three annual installments commencing on the first anniversary of the date of grant) and have maximum terms of ten years.

                  (2) On March 12, 1997, the Company granted an aggregate of 288,944 restricted shares of Common Stock to employees pursuant to its 1996 Incentive Compensation Plan at a value of $6.00 per restricted share. No consideration was received by the Company. The restricted shares do not vest, except in limited circumstances, until March 12, 2000.

                  (3) Effective March 13, 1997, the Company issued an aggregate of 160,000 shares Common Stock and 1,200,000 shares of the Company's Series A Preferred Stock to 15 persons in consideration of the acquisition of 100% of the stock of Southeast Research Partners, Inc., a research and institutional brokerage boutique. Each share of Series A Preferred Stock is convertible into shares of Common Stock at the rate of 0.16 shares of Common Stock for each share of Series A Preferred stock subject to adjustment as provided in the Company's Certificate of Designation of Series A Preferred Stock, dated March 4, 1997.

                  The  exemption   claimed  for  the   issuances   described  in
paragraphs (1) through (3) above is Section 4(2) of the Act. Section 4(2) exempts from registration a security sold in accordance with its criteria for private offerings.

Item 6.  Exhibits and Reports on Form 8-K

       (a)    Exhibits:

          3.1(b) - Certificate of Elimination of Series A Preferred Stock dated
                   January 14, 1997 (old)

          3.1(c) - Certificate of Designation of Series A Preferred Stock dated
                   March 4, 1997 (new)

          27     - Financial Data Schedule BD

       (b)    Reports on Form 8-K:

              None

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     GKN HOLDING CORP.


Date:  June 13, 1997                                 /s/ David M. Nussbaum
                                                     ---------------------
                                                     David M. Nussbaum
                                                     Chairman of the Board and
                                                     Chief Executive Officer



                                                     /s/ Peter R. Kent
                                                     -------------------------
                                                     Peter R. Kent
                                                     Chief Operating Officer and
                                                     Chief Financial Officer

                       GKN HOLDING CORP. AND SUBSIDIARIES
                                  Exhibit Index



Number      Description


3.1(b)      Certificate of Elimination of Series A Preferred Stock dated
            January 14, 1997      (old)

3.1(c)      Certificate of Designation of Series A Preferred Stock dated
            March 4, 1997         (new)

27          Financial Data Schedule BD (4/30/97)