Form 10-Q
period 1997-07-31
GKN HOLDING CORP
filed 1997-09-12
CIK 814774

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended July 31, 1997

                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________ to ________


                         Commission file number 0-21105

                                GKN HOLDING CORP.
             (Exact name of registrant as specified in its charter)


Delaware                                                      13-3414302
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

61 Broadway, New York, New York                                 10006
(Address of principal executive offices)                      (Zip Code)

(212)509-3800
(Registrant's telephone number, including area code)


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

Class                                          Outstanding at August 31, 1997
Common Stock, $.0001 par value                        8,103,899 shares

                            Exhibit index on page 15.

                       GKN HOLDING CORP. AND SUBSIDIARIES
                                      Index




Part I - Financial Information                                                                Page
Item 1.   Financial Statements

     Consolidated Statements of Financial Condition as of
     July 31, 1997 (Unaudited) and January 31, 1997                                             3

     Consolidated Statements of Income for the three and six
     months ended July 31, 1997 and 1996 (Unaudited)                                            4

     Consolidated Statements of Changes in Stockholders' Equity
     for the year ended January 31, 1997 and the six months
     ended July 31, 1997 (Unaudited)                                                            5

     Consolidated Statements of Cash Flows for the six months
     ended July 31, 1997 and 1996 (Unaudited)                                                   6

     Notes to Consolidated Financial Statements                                                 7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                                   9


Part II - Other Information

Item 1.   Legal Proceedings                                                                    13

Item 4.   Submission of Matters to a Vote of Security Holders                                  13

Item 6.   Exhibits and Reports on Form 8-K                                                     13


Part I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                       GKN HOLDING CORP. AND SUBSIDIARIES
                 Consolidated Statements of Financial Condition

                                                                               July 31,             January 31,
                                                                                 1997                  1997
                                                                           ---------------          -----------
                                                                             (Unaudited)
Assets
Cash and cash equivalents                                                 $   11,171,000         $   17,856,000
Receivable from brokers and dealers                                            5,338,000              9,357,000
Securities owned, at market value                                             14,262,000             14,610,000
Securities owned, not readily marketable, at fair value                        1,126,000              1,365,000
Investments                                                                    3,064,000              2,692,000
Office furniture, equipment and leasehold improvements, net                    1,195,000              1,251,000
Goodwill, net                                                                  3,846,000              1,619,000
Loans receivable                                                               3,638,000              1,451,000
Income taxes receivable                                                        2,017,000                   --
Other assets                                                                   2,218,000              1,432,000
                                                                               ---------              ---------

Total assets                                                              $   47,875,000         $   51,633,000
                                                                              ==========             ==========

Liabilities and Stockholders' Equity
Liabilities:
   Securities sold, not yet purchased, at market value                     $   5,778,000          $   6,997,000
   Commissions payable                                                         1,717,000              2,186,000
   Deferred compensation                                                         894,000              1,409,000
   Income taxes payable                                                                -                238,000
   Deferred tax liability                                                        497,000                636,000
   Accrued expenses and other liabilities                                      7,023,000              4,403,000
                                                                               ---------              ---------
                                                                              15,909,000             15,869,000
   Liability subordinated to the claims of general creditors                     567,000                738,000
                                                                                 -------                -------
   Total liabilities                                                          16,476,000             16,607,000
                                                                              ----------             ----------

Stockholders' equity:
   Series A preferred stock, $.10 par value; 1,200,000
     authorized, issued, and outstanding; and no shares
     authorized, issued, and outstanding                                       1,152,000                    --
   Common stock, $.0001 par value; 35,000,000 shares
     authorized; 9,217,875 shares issued; 8,103,899 and
     8,225,512 shares outstanding                                                  1,000                  1,000
   Additional paid-in capital                                                 19,372,000             19,931,000
   Retained earnings                                                          15,798,000             18,247,000
   Cumulative translation adjustment                                             (22,000)                (3,000)
                                                                                 -------                 ------
                                                                              36,301,000             38,176,000
   Less treasury stock, at cost; 1,113,976 and 992,363 shares                 (4,902,000)            (3,150,000)
                                                                              ----------             ----------
   Total stockholders' equity                                                 31,399,000             35,026,000
                                                                              ----------             ----------

Total liabilities and stockholders' equity                                 $  47,875,000          $  51,633,000
                                                                              ==========             ==========


          See accompanying notes to consolidated financial statements.

                       GKN HOLDING CORP. AND SUBSIDIARIES
                        Consolidated Statements of Income
                                   (Unaudited)

                                                      Three Months                                 Six Months
                                                      Ended July 31,                              Ended July 31,
                                            --------------------------------                 -----------------------
                                              1997                  1996                      1997             1996
                                            ------------       -------------             --------------     ------------
Revenues:
   Commissions                            $  9,630,000            $16,951,000              $17,734,000        $29,167,000
   Investment banking                        3,053,000              2,154,000                3,729,000          5,567,000
   Principal transactions                    1,445,000              1,027,000                  691,000          3,504,000
   Interest                                    310,000                377,000                  735,000            715,000
   Other                                       357,000                 95,000                  455,000             51,000
                                            ----------             ----------               ----------         ----------
Total revenues                              14,795,000             20,604,000               23,344,000         39,004,000
                                            ----------             ----------               ----------         ----------

Expenses:
   Compensation and benefits                 8,624,000             12,966,000               16,378,000         23,694,000
   Communications                            1,205,000              1,070,000                2,430,000          1,910,000
   Brokerage, clearing and
      exchange fees                            840,000                574,000                1,513,000          1,205,000
   Occupancy and equipment                     809,000                704,000                1,509,000          1,359,000
   Business development                        522,000                349,000                1,176,000            625,000
   Professional fees                           267,000                237,000                  495,000            637,000
   Investigations and settlements            1,188,000                 88,000                1,988,000            486,000
   Other                                     1,312,000                643,000                1,968,000          1,120,000
                                            ----------             ----------               ----------         ----------
Total expenses                              14,767,000             16,631,000               27,457,000         31,036,000
                                            ----------             ----------               ----------         ----------

Income (loss) before income taxes               28,000              3,973,000               (4,113,000)         7,968,000

Income taxes                                    24,000              1,692,000               (1,664,000)         3,441,000
                                            ----------             ----------               ----------         ----------

Net income (loss)                               $4,000            $ 2,281,000             $ (2,449,000)       $ 4,527,000
                                            ==========             ==========               ===========        ==========

Earnings (loss) per common share              $   0.00            $      0.40             $      (0.30)       $      0.83
                                            ==========             ==========               ===========        ==========

Weighted average common
   shares outstanding                        8,094,334              5,716,918                8,132,452          5,450,014
                                            ==========             ==========               ===========        ==========




          See accompanying notes to consolidated financial statements.

                       GKN HOLDING CORP. AND SUBSIDIARIES
           Consolidated Statements of Changes in Stockholders' Equity
                   For the Year Ended January 31, 1997 and the
                   Six Months Ended July 31, 1997 (Unaudited)

                                              Additional                 Cumulative
                        Preferred   Common     Paid-in       Retained    Translation    Treasury     Unearned
                          Stock     Stock      Capital       Earnings    Adjustment      Stock     Compensation          Total
                         ------     ------     -------       --------    ----------      ------    ------------          -----
Balance at
   January 31, 1996     $   -        $1,000   $3,487,000   $11,918,000   $   -         $(630,000)  $      -       $   14,776,000
Net income                  -             -         -        6,329,000       -              -             -            6,329,000
Stock issued                -             -   16,011,000          -          -              -             -           16,011,000
Warrants issued             -             -        1,000          -          -              -             -                1,000
Stock options
   granted                  -             -       36,000          -          -              -             -               36,000
Notes receivable            -             -     (221,000)         -          -              -             -             (221,000)
Stock options exercised     -             -      617,000          -          -            95,000          -              712,000
Purchase of
   treasury stock           -             -         -             -          -        (2,615,000)         -           (2,615,000)
Translation adjustment      -             -         -             -        (3,000)          -             -               (3,000)
                         -------    --------   ----------     ---------    --------    ----------     ----------      -----------

Balance at
   January 31, 1997         -         1,000   19,931,000    18,247,000     (3,000)    (3,150,000)         -           35,026,000
Net income (loss)           -             -         -       (2,449,000)      -              -             -           (2,449,000)
Stock issued for
   acquisition          1,152,000         -      443,000          -          -           517,000          -            2,112,000
Stock options exercised     -             -      (45,000)         -          -           124,000          -               79,000
Stock issued
   under incentive
   compensation plans       -             -      541,000          -          -         1,193,000    (1,734,000)             -
Amortization of
   unearned
   compensation             -             -         -             -          -              -          241,000           241,000
Purchase of
   treasury stock           -             -         -             -          -        (3,586,000)         -           (3,586,000)
Change in trans-
   lation adjustment        -             -         -             -       (19,000)          -             -              (19,000)
Other                       -             -       (5,000)         -          -              -             -               (5,000)
                         ---------    -----   ----------  ------------     ------     ----------    ----------        ----------
Balance at
   July 31, 1997       $ 1,152,000   $1,000  $20,865,000   $15,798,000   $(22,000)   $(4,902,000)  $(1,493,000)     $ 31,399,000
                         =========    =====   ==========    ==========    =======     ==========    ==========        ==========

          See accompanying notes to consolidated financial statements.

                       GKN HOLDING CORP. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                          Six Months Ended July 31,
                                                                          1997                  1996
                                                                     ---------------       --------------
Operating activities:
   Net (loss) income                                                  $ (2,449,000)         $ 4,527,000
   Adjustments to reconcile net income to net
     cash provided by (used in) operating activities:
      Deferred taxes                                                       169,000             (260,000)
      Depreciation                                                         223,000              111,000
       Amortization                                                        131,000              117,000
                                                                       -----------          -----------
                                                                        (1,926,000)           4,495,000
   (Increase) decrease in operating assets:
     Receivable from brokers and dealers                                 4,673,000            2,717,000
     Securities owned, at market value                                     515,000           (3,578,000)
     Securities owned, not readily marketable                              239,000              439,000
     Loans receivable                                                   (2,182,000)             389,000
     Income taxes receivable                                            (2,017,000)                   -
     Other assets                                                         (308,000)            (671,000)
   Increase (decrease) in operating liabilities:
     Securities sold, not yet purchased                                 (1,229,000)            (474,000)
     Commissions payable                                                (1,106,000)             611,000
     Deferred compensation                                                (516,000)           1,313,000
     Income taxes payable                                                 (229,000)             568,000
     Accrued expenses and other liabilities                              1,794,000              698,000
     Translation adjustment                                                (19,000)             (28,000)
                                                                       -----------          -----------
Net cash (used in) provided by operating activities                     (2,311,000)           6,479,000
                                                                       -----------          -----------
Investing activities:
   Purchase of office furniture, equipment
     and leasehold improvements                                           (117,000)            (239,000)
   Limited partnerships                                                   (372,000)                   -
   Acquisition, net of cash acquired                                      (197,000)                   -
   Goodwill resulting from acquisition                                       9,000              (30,000)
                                                                       -----------          -----------
Net cash used in investing activities                                     (677,000)            (269,000)
                                                                       -----------          -----------

Financing activities:
   Issuance of common shares                                                75,000              608,000
   Issuance of common stock warrants                                             -                1,000
   Purchase of treasury stock                                           (3,586,000)            (612,000)
   Repayment of subordinated debt                                         (186,000)            (137,000)
                                                                       -----------          -----------
Net cash used in financing activities                                   (3,697,000)            (140,000)
                                                                       -----------          -----------

Net change in cash and cash equivalents                                 (6,685,000)           6,070,000
Cash and cash equivalents at beginning of year                          17,856,000            7,873,000
                                                                       -----------          -----------
Cash and cash equivalents at end of period                             $11,171,000          $13,943,000
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

The Company's principal business activities are affected by many factors, including general economic and market conditions, which can result in substantial fluctuations in the Company's revenues and net income. Therefore, the results of operations for the six months ended July 31, 1997, are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

3.  Net Capital Requirements

GKN Securities Corp. ("GKN"), Southeast, and Shochet Securities, Inc. (Shochet), all wholly-owned subsidiaries of the Company, are registered broker-dealers with the Securities and Exchange Commission (the SEC) and member firms of the National Association of Securities Dealers, Inc. (NASD). As such, GKN, Southeast, and Shochet are subject to the SEC's net capital rule, which requires the maintenance of minimum net capital.

GKN has elected to compute net capital using the alternative method permitted by the net capital rule, which requires that it maintain minimum net capital, as defined, to be greater than or equal to $250,000. At July 31,1997, GKN had excess net capital of $2,950,000.

Southeast has elected to compute net capital under the standard aggregate indebtedness method permitted by the net capital rule, which requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. At July 31, 1997, Southeast had net capital of $1,586,000 and a net capital requirement of $100,000. Southeast's net capital ratio at July 31, 1997, was 0.34 to 1.

Shochet has also elected to compute net capital under the standard aggregate indebtedness method permitted by the net capital rule. At July 31, 1997, Shochet had net capital of $684,000 and a net capital requirement of $100,000. Shochet's net capital ratio at July 31, 1997, was 0.65 to 1.

4.  Earnings Per Share

Weighted average common shares outstanding used in the calculation of earnings per common share reflects common stock equivalents, consisting of stock options and warrants, when their effect is dilutive. The difference between primary and fully diluted earnings per share is not material. In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS 128), effective beginning in the fiscal year ending January 31, 1998. This statement changes the calculation and presentation of earnings per common share (EPS). The new presentation will consist of basic EPS, which includes no dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the period, and diluted EPS, which is similar to the current fully diluted EPS. The disclosed EPS for the current quarter would be the same under the new pronouncement.

5.  Supplemental Cash Flow Information

                                                                          Six Months Ended July 31,
                                                                            1997           1996
                                                                         -------         -------
Cash paid for:
Income taxes                                                           $   731,000     $ 1,551,000
Interest                                                                    34,000          34,000

Non-cash financing activities:
Treasury stock issued for Incentive Compensation Plan                  $ 3,586,000     $      -

Details of acquisition:
Fair value of assets acquired                                          $ 1,479,000     $      -
Liabilities assumed                                                     (1,474,000)           -
Common stock issued in acquisition                                     (   960,000)           -
Preferred stock issued in acquisition                                   (1,152,000)           -
Goodwill                                                                 2,304,000            -
                                                                         ---------
Net cash used for acquisition                                              197,000            -

6.  Commitments and Contingencies

On June 24, 1997, GKN entered into a lease agreement for approximately 48,000 square feet of office space in Downtown New York City. The Company's headquarters and New York branch are expected to relocate to this facility during the fourth quarter of this year.

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations

Results of Operations

Three Months Ended July 31, 1997  vs. Three Months Ended July 31, 1996
----------------------------------------------------------------------

Net income for the three months ended July 31, 1997 was $4,000 as compared to $2,281,000 for the three months ended July 31, 1996. Earnings per share of common stock for the three months ended July 31, 1997, were $0.00 as compared to $0.40 for the three months ended July 31, 1996. The decrease in earnings was directly attributable to the impact of the continued weakness in the small cap market on commission revenues. These results reflect the settlements of investigations by NASDR and the SEC. Net income excluding investigations and settlements for the three months ended July 31, 1997 and 1996, was $681,000 and $2,331,000, respectively. Earnings per share excluding investigations and settlements for the three months ended July 31, 1997 and 1996, were $0.08 and $0.41, respectively.

The Company's principal business activities are affected by many factors, including general economic and market conditions, which can result in substantial fluctuations in the Company's revenues and net income. Therefore, the results of operations for the quarter are not necessarily indicative of the results which may be expected for the entire fiscal year.

Revenues

Total revenues decreased by 28% to $14,795,000 for the second quarter of fiscal 1998, mainly as a result of lower commission revenues.

Commission revenues decreased by $7,321,000, or 43%, for the second quarter, reflecting the weak market conditions in the small capitalization stock sector during the period. The Company executed 16% fewer trades during the period as compared to the same period in the prior year.

Investment banking revenues increased by $899,000, or 42%. During the second quarter of fiscal 1998 the Company raised $46.4 million for corporate clients through four public offerings and three private placements. In the same period in fiscal 1997, the Company raised $27.1 million for its clients through two public offerings and two private placements.

Principal transactions generated income of $1,445,000 in the second quarter of fiscal 1998, a 41% increase from the fiscal 1997 quarter. Revenues generated through market making activities for over-the-counter equity securities decreased $789,000 to $45,000 for the quarter while revenues from the Company's investment account increased $1,207,000 to $1,400,000. The investment account revenue increase was directly related to increases in the prices of the shares underlying underwriter warrants held by the Company, all of which were issued by investment banking clients.

Expenses

Total expenses for the second quarter in fiscal 1998 were $14,767,000, an 11% decrease over the second quarter in fiscal 1997. This decrease is tied to the decrease in revenues, as compensation expenses are directly correlated with commission revenues.

Compensation and benefits expense decreased 33% to $8,624,000. These expenses are primarily variable as commissions to brokers are paid as a percentage of commission revenues generated and incentive compensation is directly related to net income. The expense decrease in fiscal 1998 is consistent with the decreases in commission revenues.

Communications expense increased by $135,000, or 13%, as a result of the Company's expansion.

Brokerage, clearing and exchange fees and occupancy and equipment expenses increased by 46% and 15%, respectively. These increases were primarily due to the March 1997 acquisition of Southeast Research Partners, Inc. and the growth of existing offices.

Business development expenses increased by 50% to $522,000 due to increased promotional activities and expenses incurred directly related to the growth of the Company.

Investigations and settlements expense relates to costs incurred resolving the SEC and NASD investigations.

Other expenses increased $669,000 primarily due to increased expenses associated with the Company's growth.

Weighted average common shares outstanding

The average number of common shares and common stock equivalents outstanding used in the computation of earnings per common share was 8,094,334 in the second quarter of fiscal 1998, compared with 5,716,918 in fiscal 1997. The 42% increase in the weighted average in fiscal 1998 resulted mainly from the 2,875,000 shares of common stock issued in the Company's initial public offering on July 30, 1996.

Six Months Ended July 31, 1997  vs. Six Months Ended July 31, 1996
------------------------------------------------------------------

Net income for the six months ended July 31, 1997 was $(2,449,000) as compared to $4,527,000 for the six months ended July 31, 1996. Earnings per share of common stock for the six months ended July 31, 1997, were $(0.30) as compared to $0.83 for the six months ended July 31, 1996. The decrease in earnings was directly attributable to the continued weakness in the small cap market: the Company experienced lower trade volumes, and suffered losses through market making activities for over-the-counter securities. These results reflect the settlements of investigations by NASDR and the SEC. Net income excluding investigations and settlements for the six months ended July 31, 1997 and 1996, was $(1,317,000) and $4,805,000, respectively. Earnings per share excluding investigations and settlements for the six months ended July 31, 1997 and 1996, were $(0.16) and $0.88, respectively. The results of operations for the six months are not necessarily indicative of the results which may be expected for the entire year.

Revenues

Total revenues decreased by 40% to $23,344,000 for the six months. Revenues decreased in all the Company's major areas of activity for the fiscal year-to-date.

Commission revenues decreased by $11,433,000, or 39%, for the year-to-date period. The decrease reflects the continued weakness in the small capitalization stock sector. The Company executed 17% fewer trades during the period as opposed to the same period in the prior year.

Investment banking revenues decreased by $1,838,000, or 33%. In both years the Company executed four public offerings and five private placements, raising $52.2 million for its clients in fiscal 1998, and $59.0 million in fiscal 1997. The decrease was the result of more investment banking deals being co-managed rather than sole-managed in fiscal 1998, compared to fiscal 1997.


Revenues from principal transactions decreased by $2,813,000, or 80%, for the six months. Revenues generated through market making activities for over-the-counter equity securities decreased $2,783,000 to $(396,000) for the quarter while revenues from the Company's investment account decreased $30,000. The lower revenues resulted from weakened market conditions for small capitalization stocks during the fiscal 1998 period.

Expenses

Total expenses for the first six months of fiscal 1998 were $27,457,000, a 12% decrease from the same period in fiscal 1997. As a percentage of revenues, these expenses increased to 118% in the fiscal 1998 period from 80% in the fiscal 1997 period.

Increases in the Company's expense categories for the six month period resulted from the same factors causing increases in expenses for the second quarter. The primary factors resulting in higher expenses were the significant increase in the level of business activities, the addition of wholly owned subsidiaries, settlements of the NASDR and SEC investigations, and increased promotional activities.


Liquidity and Capital Resources

The Company's assets are highly liquid with the majority consisting of cash and cash equivalents, securities inventories, and receivables from other broker-dealers and the Company's clearing firm, all of which fluctuate depending upon the levels of customer business and trading activity. Approximately 64% of the Company's assets at July 31, 1997, were highly liquid. Receivables from broker-dealers and the Company's clearing firm turn over rapidly. As a securities dealer, the Company may carry significant levels of trading inventories to meet customer needs. The Company's inventory of market making securities is readily marketable; however, holding large blocks of the same security may limit liquidity and prevent realization of full market value for the securities. Securities owned, but not readily marketable, represent underwriter warrants and the securities underlying such warrants. The liquidity of these securities is limited. A relatively small percentage of the Company's total assets are fixed. The Company's total assets or the individual components of total assets may vary significantly from period to period because of changes relating to customer demand, economic and market conditions, and proprietary trading strategies.

GKN, Southeast, and Shochet, the Company's operating broker-dealer subsidiaries, are subject to the net capital rules of the NASD and the SEC. As such, they and the Company are subject to certain restrictions on the use of capital and its related liquidity. GKN's, Southeast's, and Shochet's respective net capital positions as of July 31, 1997, were $3,200,000, $1,586,000 and $684,000, which were $2,950,000, $1,486,000, and $584,000 in excess of their respective net capital requirements.

Prior to its initial public offering, the Company financed its operations through the private placement of debt and equity securities and cash flow from operations. The Company has not employed any significant leverage or debt. In conjunction with the Company's November 1995 acquisition of Shochet, the Company issued the seller a subordinated note as part of the purchase price, of which $567,000 was outstanding at July 31, 1997. The Company intends to use debt prudently in the future and to arrange for lines of credit in the near future. On March 12,1997, the Company authorized the repurchase of up to 10% of the current outstanding shares, or approximately 825,000 shares. As of July 31, 1997, 385,000 shares had been repurchased. All repurchases were funded from cash flow from operations.




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

Part II - OTHER INFORMATION

Item 1.  Legal Proceedings

     On August 13, 1997, the Company's primary operating subsidiary, GKN Securities Corp. (GKN), seven of GKN's executive officers and senior managers and twenty-two of its current or former brokers reached settlements with NASD Regulation, Inc. (NASDR) resolving a previously disclosed NASDR investigation. The settlements are described in the Company's Current Report on Form 8-K, dated August 13, 1997 and filed with the Securities and Exchange Commission on August 21, 1997, the contents of which are hereby incorporated by reference thereto.

Item 4.  Submission of Matters to a Vote of Security Holders

     The Company held its Annual Meeting of Stockholders on June 4, 1997. At the meeting, the three directors nominated for re-election were re-elected to three-year terms, receiving the number of votes set forth below:

Director               Votes For Re-Election            Authority Withheld

Lester Rosenkrantz          5,006,929                         8,250
James I. Krantz             5,003,726                        11,453
Arnold B. Pollard           5,008,429                         6,750

Item 6.  Exhibits and Reports on Form 8-K

       (a)    Exhibits:

              27        -  Financial Data Schedule BD

       (b) Reports on Form 8-K:

              On August 21, 1997, the Company filed a Current Report on Form 8-K, dated August 13, 1997, reporting under Item 5, Other Events, the settlement of a previously disclosed investigation by NASDR.

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    GKN HOLDING CORP.


Date:  September 12, 1997                           /s/ David M. Nussbaum
                                                    ---------------------
                                                    David M. Nussbaum
                                                    Chairman of the Board and
                                                    Chief Executive Officer



                                                    /s/ Peter R. Kent
                                                    ---------------------
                                                    Peter R. Kent
                                                    Chief Operating Officer and
                                                    Chief Financial Officer

                       GKN HOLDING CORP. AND SUBSIDIARIES
                                  Exhibit Index



Number                     Description


27                         Financial Data Schedule BD (7/31/97)