Form 10-Q
period 1997-10-31
GKN HOLDING CORP
filed 1997-12-15
CIK 814774

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 1997

                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________ to ________


                         Commission file number 0-21105

                                GKN HOLDING CORP.
             (Exact name of registrant as specified in its charter)


Delaware                                                     13-3414302
-------------------------------                             -------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)

61 Broadway, New York, New York                                 10006
---------------------------------------                    ---------------
(Address of principal executive offices)                      (Zip Code)

(212)509-3800
----------------------------------------------------
(Registrant's telephone number, including area code)


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

Class                                      Outstanding at December 11, 1997
Common Stock, $.0001 par value             8,095,899 shares

                            Exhibit index on page 15.

                       GKN HOLDING CORP. AND SUBSIDIARIES
                                      Index




Part I - Financial Information                                                                Page
Item 1.   Financial Statements

     Consolidated Statements of Financial Condition as of
     October 31, 1997 (Unaudited) and January 31, 1997                                          3

     Consolidated Statements of Income for the three and nine
     months ended October 31, 1997 and 1996 (Unaudited)                                         4

     Consolidated  Statements  of Changes in  Stockholders'
     Equity for the year ended January 31, 1997 and the nine
     months ended October 31, 1997 (Unaudited)                                                  5

     Consolidated Statements of Cash Flows for the nine months
     ended October 31, 1997 and 1996 (Unaudited)                                                6

     Notes to Consolidated Financial Statements                                                 7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                                   9


Part II - Other Information

Item 2.   Changes in Securities and Use of Proceeds                                            13

Item 6.   Exhibits and Reports on Form 8-K                                                     13

Part I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                       GKN HOLDING CORP. AND SUBSIDIARIES
                 Consolidated Statements of Financial Condition

                                                                             October 31,           January 31,
                                                                                 1997                 1997
                                                                           ---------------          -----------
                                                                             (Unaudited)
Assets
Cash and cash equivalents                                                 $    5,813,000         $   17,856,000
Receivable from brokers and dealers                                            6,219,000              9,357,000
Securities owned, at market value                                             12,994,000             14,610,000
Securities owned, not readily marketable, at fair value                        1,548,000              1,365,000
Investments                                                                    3,149,000              2,692,000
Office furniture, equipment and leasehold improvements, net                    1,122,000              1,251,000
Goodwill, net                                                                  3,747,000              1,619,000
Loans receivable                                                               3,739,000              1,451,000
Income taxes receivable                                                        2,408,000                     --
Other assets                                                                   3,170,000              1,432,000
                                                                          --------------         --------------
Total assets                                                              $   43,909,000         $   51,633,000
                                                                          ==============         ==============

Liabilities and Stockholders' Equity
Liabilities:
   Securities sold, not yet purchased, at market value                     $   4,617,000          $   6,997,000
   Commissions payable                                                         2,540,000              2,186,000
   Deferred compensation                                                       1,057,000              1,409,000
   Income taxes payable                                                               --                238,000
   Deferred tax liability                                                      1,088,000                636,000
   Accrued expenses and other liabilities                                      2,654,000              4,403,000
                                                                           -------------          -------------
                                                                              11,956,000             15,869,000
   Liability subordinated to the claims of general creditors                     571,000                738,000
                                                                           -------------          -------------
   Total liabilities                                                          12,527,000             16,607,000
                                                                           -------------          -------------

Stockholders' equity:
   Series A preferred stock,  $.10 par value;  1,200,000
     authorized,  1,140,000 shares issued and outstanding; and
     no shares authorized, issued, and outstanding                               114,000                     --
   Common stock, $.0001 par value; 35,000,000 shares
     authorized; 9,209,875 shares issued; 8,095,899 and
     8,225,512 shares outstanding                                                  1,000                  1,000
   Additional paid-in capital                                                 20,449,000             19,931,000
   Retained earnings                                                          15,741,000             18,247,000
   Cumulative translation adjustment                                             (21,000)                (3,000)
                                                                           -------------          -------------
                                                                              36,284,000             38,176,000
   Less treasury stock, at cost; 1,113,976 and 992,363 shares                 (4,902,000)            (3,150,000)
                                                                           -------------          -------------
   Total stockholders' equity                                                 31,382,000             35,026,000
                                                                           -------------          -------------
Total liabilities and stockholders' equity                                 $  43,909,000          $  51,633,000
                                                                           =============          =============


          See accompanying notes to consolidated financial statements.

                       GKN HOLDING CORP. AND SUBSIDIARIES
                        Consolidated Statements of Income
                                   (Unaudited)

                                                    Three Months                                   Nine Months
                                                   Ended October 31,                             Ended October 31,
                                                1997                1996                      1997               1996
                                             ----------          -----------               -----------        ------------
Revenues:
   Commissions                             $12,513,000            $10,573,000              $30,247,000        $39,740,000
   Investment banking                          914,000              1,977,000                4,643,000          7,544,000
   Principal transactions                      913,000                914,000                1,605,000          4,418,000
   Interest                                    327,000                462,000                1,063,000          1,176,000
   Other                                       450,000                 78,000                  903,000            130,000
                                          ------------           ------------              -----------        -----------
Total revenues                              15,117,000             14,004,000               38,461,000         53,008,000
                                          ------------           ------------              -----------        -----------
Expenses:
   Compensation and benefits                 9,968,000              8,970,000               26,796,000         32,665,000
   Communications                            1,277,000                997,000                3,704,000          2,906,000
   Brokerage, clearing and
      exchange fees                            931,000                537,000                2,442,000          1,742,000
   Occupancy and equipment                     943,000                751,000                2,501,000          2,067,000
   Business development                        419,000                429,000                1,606,000          1,051,000
   Professional fees                           271,000                145,000                  756,000            786,000
   Investigations and settlements              204,000                141,000                2,192,000            627,000
   Other                                       965,000                667,000                2,438,000          1,829,000
                                          ------------           ------------              -------------      -----------
Total expenses                              14,978,000             12,637,000               42,435,000         43,673,000
                                          ------------           ------------              ------------       -----------
Income (loss) before income taxes              139,000              1,367,000               (3,974,000)         9,335,000

Income taxes                                   196,000                552,000               (1,468,000)         3,993,000
                                          ------------           ------------              ---------------    -----------
Net (loss) income                         $    (57,000)          $    815,000              $(2,506,000)      $  5,342,000
                                          ============           ============              =============      ===========

Earnings (loss) per common share          $      (0.01)          $       0.09              $     (0.31)      $       0.80
                                          ============           ============              =============      ===========
Weighted average common
   shares outstanding                        8,096,769              8,694,355                8,120,427          6,667,294
                                          ============           ============              =============      ===========




          See accompanying notes to consolidated financial statements.

                       GKN HOLDING CORP. AND SUBSIDIARIES
           Consolidated Statements of Changes in Stockholders' Equity
          For the Year Ended January 31, 1997 and the Nine Months Ended
                          October 31, 1997 (Unaudited)

                                                     Additional                    Cumulative
                            Preferred    Common       Paid-in        Retained      Translation   Treasury     Unearned
                              Stock       Stock       Capital        Earnings      Adjustment     Stock     Compensation    Total
                           ----------   --------   --------------  --------------  ----------  ----------- ------------- -----------
Balance at
   January 31, 1996        $       -    $  1,000    $  3,487,000   $ 11,918,000    $      -    $ (630,000)  $        -  $14,776,000
Net income                         -           -               -      6,329,000           -             -            -    6,329,000
Stock issued                       -           -      16,011,000              -           -             -            -   16,011,000
Warrants issued                    -           -           1,000              -           -             -            -        1,000
Stock options
   granted                         -           -          36,000              -           -             -            -       36,000
Notes receivable                   -           -        (221,000)             -           -             -            -     (221,000)
Stock options exercised            -           -         617,000              -           -        95,000            -      712,000
Purchase of
   treasury stock                  -           -               -              -           -    (2,615,000)           -   (2,615,000)
Translation adjustment             -           -               -              -      (3,000)            -            -       (3,000)
                           ----------   --------   --------------  --------------  ----------  ----------- ------------- -----------
Balance at
   January 31, 1997                -       1,000      19,931,000     18,247,000      (3,000)   (3,150,000)           -   35,026,000
Net income (loss)                  -           -               -     (2,506,000)          -             -            -   (2,506,000)
Stock issued for
   acquisition               114,000           -       1,376,000              -           -       517,000            -    2,007,000
Stock options exercised            -           -         (45,000)             -           -       124,000            -       79,000
Stock issued
   under incentive
   compensation plans              -           -         541,000              -           -     1,193,000   (1,734,000)           -
Amortization of
   unearned
   compensation                    -           -               -              -           -             -      385,000      385,000
Purchase of
   treasury stock                  -           -               -              -           -    (3,586,000)           -   (3,586,000)
Change in trans-
   lation adjustment               -           -               -              -     (18,000)            -            -      (18,000)
Other                              -           -          (5,000)             -           -             -            -       (5,000)
                           ----------    --------  --------------  --------------  ----------  ----------- ------------- -----------
Balance at
   October 31, 1997        $ 114,000     $ 1,000   $  21,798,000   $ 15,741,000    $(21,000)  $(4,902,000) $(1,349,000) $31,382,000
                           ==========    ========  ==============  ==============  ==========  =========== ============= ===========

          See accompanying notes to consolidated financial statements.

                       GKN HOLDING CORP. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                           Nine Months Ended Oct 31,
                                                                           1997                1996
                                                                     ---------------        ----------
Operating activities:
   Net (loss) income                                                  $ (2,506,000)         $ 5,342,000
   Adjustments to reconcile net (loss) income to net
     cash provided by (used in) operating activities:
      Deferred taxes                                                       909,000             (114,000)
      Depreciation                                                         334,000              178,000
      Amortization                                                         202,000              229,000
                                                                     -------------         ------------
                                                                        (1,061,000)           5,635,000
   (Increase) decrease in operating assets:
     Receivable from brokers and dealers                                 3,793,000            4,139,000
     Securities owned, at market value                                   1,783,000           (7,332,000)
     Securities owned, not readily marketable                             (183,000)             481,000
     Investments                                                                             (2,957,000)
     Loans receivable                                                   (2,284,000)             266,000
     Income taxes receivable                                            (2,408,000)          (1,352,000)
     Other assets                                                       (1,287,000)            (177,000)
   Increase (decrease) in operating liabilities:
     Securities sold, not yet purchased                                 (2,390,000)           1,888,000
     Commissions payable                                                  (283,000)             166,000
     Deferred compensation                                                (353,000)           1,534,000
     Income taxes payable                                                 (229,000)            (328,000)
     Accrued expenses and other liabilities                             (2,575,000)             507,000
     Translation adjustment                                                (18,000)             (17,000)
                                                                     -------------         ------------
Net cash (used in) provided by operating activities                     (7,495,000)           2,453,000
                                                                     -------------         ------------
Investing activities:
   Purchase of office furniture, equipment
     and leasehold improvements                                           (160,000)            (640,000)
   Limited partnerships                                                   (457,000)                   -
   Acquisition, net of cash acquired                                      (302,000)                   -
   Goodwill resulting from acquisition                                      68,000              (30,000)
                                                                     -------------         ------------
Net cash used in investing activities                                     (851,000)            (670,000)
                                                                     -------------         ------------
Financing activities:
   Issuance of common shares                                                75,000           16,112,000
   Issuance of common stock warrants                                             -                1,000
   Purchase of treasury stock                                           (3,586,000)            (928,000)
   Repayment of subordinated debt                                         (186,000)            (203,000)
                                                                     -------------         ------------
Net cash (used in) provided by financing activities                     (3,697,000)          14,982,000
                                                                     -------------         ------------

Net change in cash and cash equivalents                                (12,043,000)          16,765,000
Cash and cash equivalents at beginning of year                          17,856,000            7,873,000
                                                                     -------------         ------------
Cash and cash equivalents at end of period                           $   5,813,000          $24,638,000
                                                                     =============         ============

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

The Company's principal business activities are affected by many factors, including general economic and market conditions, which can result in substantial fluctuations in the Company's revenues and net income. Therefore, the results of operations for the nine months ended October 31, 1997, are not necessarily indicative of the results which may be expected for the entire fiscal year.

2.  Acquisition

On March 13, 1997, the Company acquired all of the outstanding stock of Southeast Research Partners, Inc. ("Southeast") for $520,000 cash, 152,000 shares of common stock, and 1,140,000 shares of Series A Preferred Stock. This preferred stock was authorized by the Company's Board of Directors on March 3, 1997. Southeast is a research and institutional brokerage boutique, located in Boca Raton, Florida, which maintains research coverage primarily focused on small and mid capitalization companies located in the Southeastern United States.

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

GKN has elected to compute net capital using the alternative method permitted by the net capital rule, which requires that it maintain minimum net capital, as defined, to be greater than or equal to $250,000. At October 31,1997, GKN had excess net capital of $5,006,000.

Southeast has elected to compute net capital under the standard aggregate indebtedness method permitted by the net capital rule, which requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. At October 31, 1997, Southeast had net capital of $1,559,000 and a net capital requirement of $100,000. Southeast's net capital ratio at October 31, 1997, was 0.62 to 1.

Shochet has also elected to compute net capital under the standard aggregate indebtedness method permitted by the net capital rule. At October 31, 1997, Shochet had net capital of $701,000 and a net capital requirement of $100,000. Shochet's net capital ratio at October 31, 1997, was 0.80 to 1.

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

5.    Supplemental Cash Flow Information

                                                                            Nine Months Ended Oct 31,
                                                                           1997                1996
                                                                      ---------------       -----------
Cash paid for:
Income taxes                                                          $     731,000       $  1,551,000
Interest                                                                     26,000             17,000

Non-cash financing activities:
Treasury stock issued for Incentive Compensation Plan                 $   3,586,000       $          -

Details of acquisition:
Fair value of assets acquired                                         $   1,479,000       $          -
Liabilities assumed                                                      (1,474,000)                 -
Common stock issued in acquisition                                         (912,000)                 -
Preferred stock issued in acquisition                                    (1,095,000)                 -
Goodwill                                                                  2,304,000                  -
                                                                          ---------         -----------
Net cash used for acquisition                                               302,000                  -


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

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations

Results of Operations

Three Months Ended October 31, 1997  vs. Three Months Ended October 31, 1996
----------------------------------------------------------------------------

Net income (loss) for the three months ended October 31, 1997 was $(57,000) as compared to $815,000 for the three months ended October 31, 1996. Earnings
(loss) per share of common stock for the three months ended October 31, 1997, were $(0.01) as compared to $0.09 for the three months ended October 31, 1996. The decrease in earnings was attributable to losses suffered through market making activities, and the execution of fewer investment banking deals. These results reflect the settlements of investigations by NASDR and the SEC. Net income excluding investigations and settlements for the three months ended October 31, 1997 and 1996, was $59,000 and $896,000, respectively. Earnings per share excluding investigations and settlements for the three months ended October 31, 1997 and 1996 were $0.01 and $0.10, respectively.

The Company's principal business activities are affected by many factors, including general economic and market conditions, which can result in substantial fluctuations in the Company's revenues and net income. Therefore, the results of operations for the quarter are not necessarily indicative of the results which may be expected for the entire fiscal year.

Revenues

Total revenues increased by 8% to $15,117,000 for the third quarter of fiscal 1998, mainly as a result of higher commission revenues.

Commission revenues increased by $1,940,000, or 18%, for the third quarter, reflecting the strong market conditions in the small capitalization stock sector during the month of October. The Company executed 29% more trades during the quarter as compared to the same quarter in the prior year.

Investment banking revenues decreased by $1,063,000, or 54%. During the third quarter of fiscal 1998 the Company raised $2.7 million for corporate clients through two private placements. In the same period in fiscal 1997, the Company raised $26.9 million for its clients through two public offerings and two private placements. There were no public offerings in the current quarter.

Principal transactions generated income of $913,000 in the third quarter of fiscal 1998. Revenues generated through market making activities for over-the-counter equity securities decreased $1,623,000 to $(1,293,000) for the quarter while revenues from the Company's investment account increased $1,623,000 to $2,206,000.

Expenses

Total expenses for the third quarter in fiscal 1998 were $14,978,000, a 19% increase over the third quarter in fiscal 1997. This increase is tied to the increase in revenues, as compensation expenses are directly correlated with commission revenues, and the acquisition of Southeast.

Compensation and benefits expense increased 11% to $9,968,000. These expenses are primarily variable as commissions to brokers are paid as a percentage of commission revenues generated and incentive compensation is directly related to net income. The expense increase in fiscal 1998 is consistent with the increases in commission revenues.

Communications expense increased by $280,000, or 28%, as a result of the Company's expansion.

Brokerage, clearing and exchange fees and occupancy and equipment expenses increased by 73% and 26%, respectively. These increases were primarily due to the March 1997 acquisition of Southeast and the growth of existing offices.

Investigations and settlements expense relates to costs incurred resolving the SEC and NASDR investigations.

Other expenses increased $298,000 primarily due to increased expenses associated with the Company's growth.

Weighted average common shares outstanding

The average number of common shares and common stock equivalents outstanding used in the computation of earnings per common share was 8,096,769 in the third quarter of fiscal 1998, compared with 8,694,355 in fiscal 1997.

Nine Months Ended October 31, 1997  vs. Nine Months Ended October 31, 1996
--------------------------------------------------------------------------

Net income (loss) for the nine months ended October 31, 1997 was $(2,506,000) as compared to $5,342,000 for the nine months ended October 31, 1996. Earnings
(loss) per share of common stock for the nine months ended October 31, 1997, were $(0.31) as compared to $0.80 for the nine months ended October 31, 1996. The decrease in earnings was directly attributable to the weakness in the small cap market, although the month of October posted strong results. The Company experienced lower commission revenues, executed fewer investment banking deals, and suffered losses through market making activities for over-the-counter securities. These results reflect the settlements of investigations by NASDR and the SEC. Net income (loss) excluding investigations and settlements for the nine months ended October 31, 1997 and 1996, was $(1,258,000) and $5,701,000,
respectively. Earnings (loss) per share excluding investigations and settlements for the nine months ended October 31, 1997 and 1996, were $(0.15) and $0.86, respectively. The results of operations for the nine months are not necessarily indicative of the results which may be expected for the entire year.

Revenues

Total revenues decreased by 27% to $38,461,000 for the nine months. Revenues decreased in all the Company's major areas of activity for the fiscal year-to-date.

Commission revenues decreased by $9,493,000, or 24%, for the year-to-date period. The decrease reflects the weakness in the small capitalization stock sector through the first eight months of this year. The month of October posted a strong rebound in the small capitalization stock sector. The Company executed 10% more trades during the period as opposed to the same period in the prior year.

Investment banking revenues decreased by $2,901,000, or 38%. The Company raised $54.9 million for its clients in the fiscal 1998 period through four public offerings and seven private placements, a decrease from the comparable fiscal 1997 period when the Company raised $85.8 million through six public offerings and seven private placements. The decrease in underwriting activity was the result of general market conditions on the small capitalization market.

Revenues from principal  transactions  decreased by $2,813,000,  or 64%, for the nine months. Revenues generated through market making activities for over-the-counter equity securities decreased $4,406,000 to $(1,689,000) for the period while revenues from the Company's investment account increased $1,593,000. The lower revenues generated through market making activities resulted from weakened market conditions for small capitalization stocks during the fiscal 1998 period.

Expenses

Total expenses for the first nine months of fiscal 1998 were $42,435,000, a 3% decrease from the same period in fiscal 1997. As a percentage of revenues, these expenses increased to 110% in the fiscal 1998 period from 82% in the fiscal 1997 period.

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

Liquidity and Capital Resources

Most of the Company's assets are highly liquid, with the majority consisting of cash and cash equivalents, securities inventories, and receivables from other broker-dealers and the Company's clearing firm, all of which fluctuate depending upon the levels of customer business and trading activity. Approximately 57% of the Company's assets at October 31, 1997, were highly liquid. Receivables from broker-dealers and the Company's clearing firm turn over rapidly. As a securities dealer, the Company may carry significant levels of trading inventories to meet customer needs. The Company's inventory of market making securities is readily marketable; however, holding large blocks of the same security may limit liquidity and prevent realization of full market value for the securities. Securities owned, but not readily marketable, represent underwriter warrants and the securities underlying such warrants. The liquidity of these securities is limited. A relatively small percentage of the Company's total assets are fixed. The Company's total assets or the individual components of total assets may vary significantly from period to period because of changes relating to customer demand, economic and market conditions, and proprietary trading strategies.

GKN, Southeast, and Shochet, the Company's operating broker-dealer subsidiaries, are subject to the net capital rules of the NASD and the SEC. As such, they and the Company are subject to certain restrictions on the use of capital and its related liquidity. GKN's, Southeast's, and Shochet's respective net capital positions as of October 31, 1997, were $5,256,000, $1,559,000 and $701,000, which were $5,006,000, $1,459,000, and $601,000 in excess of their respective net capital requirements.

Prior to its initial public offering, the Company financed its operations through the private placement of debt and equity securities and cash flow from operations. The Company has not employed any significant leverage or debt. In conjunction with the Company's November 1995 acquisition of Shochet, the Company issued the seller a subordinated note as part of the purchase price, of which $571,000 was outstanding at October 31, 1997. The Company intends to use debt prudently in the future and to arrange for lines of credit in the near future. On March 12, 1997, the Company authorized the repurchase of up to 10% of the current outstanding shares, or approximately 825,000 shares. As of October 31, 1997, 385,000 shares had been repurchased. All repurchases were funded from cash flow from operations.

During the fourth quarter of this year, the Company's headquarters and New York branch are expected to relocate to a new 48,000 square foot facility in Downtown Manhattan. Concurrent with this move, the Company is making an investment in its technological infrastructure. The combined cost of this relocation and technological investment amounts to approximately $5 million and will be financed mainly with operating leases.

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

Part II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

         On July 30, 1996, the Securities and Exchange Commission declared the Company's registration statement on Form S-1, File No. 333-05273, effective, and the offering commenced on that date. Such registration statement registered the sale at an offering price of $6.00 per share of 2,875,000 shares of common stock by the Company, for an aggregate offering price of $17,250,000. On August 2, 1996, the Company sold 2,875,000 shares of common stock receiving total proceeds of $17,250,000. Pennsylvania Merchant Group Ltd. was the managing underwriter of the offering, and GKN Securities Corp was the co-managing underwriter.

         Total expenses incurred to date are approximately $2.5 million, consisting of $1.4 million of underwriting discounts and commissions, and an estimated $1.1 million of accounting, legal, and other expenses. After deducting the Company's underwriting commissions and other expenses, the net proceeds to the Company were approximately $14.7 million. None of such expenses were paid, directly or indirectly, to directors or officers of the Company or to any person owning 10% or more of any class of equity securities of the Company or to any affiliates of the Company.

         The $14.7 million of net proceeds to the Company was applied as follows:

   Working capital                                               $  1,700,000
   Money market account                                             1,400,000
   Increase in equity capital of GKN Securities                     1,200,000
   Retail sales force expansion                                     3,600,000
   Expand investment banking and research capabilities              5,000,000
   Money management and merchant banking                            1,800,000
                                                                 -------------
                                                                 $ 14,700,000

         The Company had previously intended to allocate $4 million to increase equity capital of GKN Securities Corp. The Company has used $1.2 million to increase equity capital and has reallocated the remaining $2.8 million for the expansion of investment banking and research capabilities.

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


                                                              GKN HOLDING CORP.


Date:  December 12, 1997                            /s/ David M. Nussbaum
                                                  ----------------------------
                                                  David M. Nussbaum
                                                  Chairman of the Board and
                                                  Chief Executive Officer



                                                   /s/ Peter R. Kent
                                                  ----------------------------
                                                  Peter R. Kent
                                                  Chief Operating Officer and
                                                  Chief Financial Officer

                       GKN HOLDING CORP. AND SUBSIDIARIES
                                  Exhibit Index



Number                     Description


27                         Financial Data Schedule BD (10/31/97)