Form 10-K
period 1998-01-31
GKN HOLDING CORP
filed 1998-04-28
CIK 814774

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended January 31, 1998

                                                      or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________ to ________

                        Commission file number 0-21105

                               GKN HOLDING CORP.
            (Exact name of registrant as specified in its charter)

Delaware                                                     13-3414302
--------                                                     ----------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

One State Street Plaza, New York, New York                   10004
------------------------------------------                   -----
(Address of principal executive offices)                     (Zip Code)

(212)509-3800
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  none

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.0001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                   ---    ---


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value (based upon the last sale price) of the registrant's Common Stock held by nonaffiliates on April 21, 1998, was $16,353,000.

On April 21, 1998, 8,095,899 shares of the registrant's Common Stock were outstanding.

Documents incorporated by reference:
Part III incorporates by reference portions of the definitive proxy statement for the annual meeting of stockholders to be held July 15, 1998.

                               GKN HOLDING CORP.
                            Form 10-K Annual Report
                  For the fiscal year ended January 31, 1998

                                                                           Page
                                                                           ----

Part I

Item  1.   Business                                                           2

Item  2.   Properties                                                         7

Item  3.   Legal Proceedings                                                  7

Item  4.   Submission of Matters to a Vote of Security Holders                7

Part II

Item  5.   Market for the Registrant's Common Equity and Related
           Stockholder Matters                                                8

Item  6.   Selected Financial Data                                            9

Item  7.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                         10

Item  8.   Financial Statements and Supplementary Data                       18

Item  9.   Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure                                          32

Part III

Item 10.   Directors and Executive Officers                                  33

Item 11.   Executive Compensation                                            33

Item 12.   Security Ownership of Certain Beneficial Owners and Management    33

Item 13.   Certain Relationships and Related Transactions                    33

Part IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K  34

PART I

ITEM 1.  BUSINESS

GKN Holding Corp. (the Company) through its subsidiaries provides institutional research, investment banking, securities brokerage and trading services, with an emphasis on small and mid-capitalization companies. In the fiscal year ended January 31, 1998, these subsidiaries consisted of GKN Securities Corp. (GKN Securities), Southeast Research Partners, Inc. (Southeast), Shochet Securities, Inc. (Shochet), and GKN Securities AG (GKN
AG). The Company also has operations in the money management business, through its GKN Asset Management AG subsidiary (GKN Asset AG), and in merchant banking, through its Dalewood Associates, Inc. (Dalewood) subsidiary.

The Company, which became a public company in July 1996, was incorporated in Delaware in January 1987. It began operations through GKN Securities in October 1987, and has since grown significantly through increasing its sales force and more recently by acquisition. The Company acquired Shochet in November 1995, commenced operations at GKN AG in Switzerland in February 1996, acquired Dalewood in December 1996, acquired Southeast in March 1997, and closed a financing and commenced operations at GKN Asset AG in Switzerland in April 1998. The Company plans to continue growing both internally and through acquisitions.

The Company derives revenues primarily from brokerage and investment banking services. These activities generate commission and fee income, as well as revenues from market making and principal transactions. The following table indicates the percentage of total revenues represented by each of the Company's principal activities during the past three fiscal years ended January 31:

                                                   1998      1997     1996
                                                   ----      ----     ----
       Commissions                                  79%       74%      71%
       Investment banking                           12%       17%      14%
       Market making and principal transactions      4%        6%      13%
       Interest and other                            5%        3%       2%

Brokerage and Distribution

A significant portion of the Company's revenues are generated from commissions. The Company charges commissions to its individual and institutional clients for executing buy and sell orders of securities on national and regional exchanges and in the over-the-counter (OTC) markets. When the Company receives a buy or sell order for a security in which it makes a market or has inventory, it may act as a principal and purchase from, or sell to, its customers the desired security on a disclosed basis at a price set in accordance with applicable securities regulations. In fiscal 1998 the Company's brokerage and distribution activities were performed through its brokerage subsidiaries: GKN Securities, Southeast, Shochet, and GKN AG. At January 31, 1998, they collectively employed a total of 253 registered representatives and serviced approximately 31,000 active customer accounts with approximately $1 billion in assets. The brokerage subsidiaries serve a diverse clientele with varying investment characteristics.

GKN Securities, Southeast, Shochet, and GKN AG currently use the services of Schroder & Co. Incorporated (Schroder) as their clearing agent on a fully disclosed basis. Schroder processes all securities transactions and maintains customer accounts on a fee basis. Customer accounts are protected through the Securities Investor Protection Corporation for up to $500,000, of which coverage for cash balances is limited to $100,000. Additional protection is provided by Schroder. The services of Schroder include billing, credit control, receipt, and custody and delivery of securities. Schroder provides operational support necessary to process, record, and maintain securities transactions for the

Company's brokerage and distribution activities. Schroder provides these services to the Company and its customers at a total cost which is less than it would cost the Company to process such transactions on its own.

Schroder lends funds to the Company's customers through the use of margin credit. These loans are made to customers on a secured basis, with Schroder maintaining collateral in the form of saleable securities, cash or cash equivalents. Under the terms of the clearing agreement, the brokerage subsidiaries indemnify Schroder for any loss on these credit arrangements. At March 31, 1998, the Company had approximately $91 million of margin credit outstanding to its customers through Schroder. In fiscal 1998 the Company's losses from the margin credit activity were insignificant, while net interest earned from margin credit activity totaled $874,000.

GKN Securities

GKN Securities, a full service securities brokerage and investment banking firm, is a member of the National Association of Securities Dealers, Inc.
(NASD). At January 31, 1998, GKN Securities operated five branch offices in New York City and Great Neck, New York; Stamford, Connecticut, and Boca Raton and Miami, Florida, with a total of 187 registered representatives. During fiscal 1998 GKN Securities generated approximately $27 million in commissions from executing customers' secondary trades. GKN Securities' sales force serves a clientele which primarily consists of individuals who invest in OTC equity securities. GKN Securities intends to expand its brokerage business further through the continued recruitment and hiring of additional registered representatives for existing offices, as well as potentially opening or acquiring additional offices in new geographic locations.

Southeast Research Partners

The Company acquired Southeast on March 13, 1997. Southeast, a research and institutional brokerage boutique, is a member of the NASD. The firm's clientele primarily consists of institutional investors who invest in listed and OTC equity securities. At March 31, 1998, Southeast operated branch offices in Boca Raton and Palm Beach, Florida; New York City, New York; and

Boston, Massachusetts, with a total of 23 registered representatives. During the period from March 14, 1997 to January 31, 1998 Southeast generated approximately $4.5 million in commissions from executing customers' secondary trades.

Shochet

Shochet, a full service discount brokerage firm, is a member of the NASD. At January 31, 1998, Shochet operated five branch offices in Hallandale, Miami Beach, South Miami, Tamarac and Delray Beach, Florida, with a total of 40 registered representatives. During fiscal 1998 Shochet generated approximately $6 million in commissions, primarily from executing customers' secondary trades. The clientele served by Shochet's registered representatives is generally retired individuals who invest in exchange-listed equity securities, fixed income securities and mutual funds. The Company intends to expand Shochet's business through the recruitment and hiring of additional registered representatives for existing offices, as well as potentially opening or acquiring additional offices in new geographic locations.

GKN Securities AG

The Company opened its first international office in Zurich, Switzerland, in February 1996, with the commencement of operations of GKN AG. The primary emphasis of the office is to serve European institutional money managers and clients investing in small capitalization equity securities publicly traded in U.S. markets. At January 31, 1998, GKN AG employed three registered representatives. The Company plans to expand its international operations through the recruitment and hiring of additional registered representatives and potentially opening additional international offices. The revenues and operating profit generated by GKN AG during fiscal 1998 did not represent a material percentage of the Company's total revenues and operating loss.

Investment Banking

Corporate Finance

The Company's investment banking revenues are principally derived from managing or co-managing public offerings of equity securities, although the private placement of equity or equity-related securities for both private and publicly-held companies has recently become an increasingly important source of investment banking revenues. The Company's underwriting activities have historically focused on public equity underwritings for small capitalization, emerging growth companies in a variety of industries. Historically, the Company's expertise and proven ability to assist emerging growth companies, which often have limited access to other sources of capital, have created a significant source of ongoing and potential new investment banking clients. Through Southeast, the Company now intends to broaden its underwriting activity to include larger size offerings with an industry specialization focus based upon the specific industry expertise brought by the research analysts at Southeast.

Corporate Advisory

To date, the Company has not derived significant revenues from corporate advisory services. Through its relationships with its investment banking clients, the Company intends to expand this business with a concentration on mergers and acquisitions, strategic partnering, fairness opinions and corporate recapitalizations.

Syndicate

The Syndicate Department has historically served as an additional source of product, through selling group or underwriter participation, for distribution through the Company's various distribution channels. To date, revenues generated by the Syndicate Department have been insignificant. The Company expects that the emphasis of this department will expand to increase the participation of other broker-dealers in the marketing and distribution of the Company's underwritings, as well as allowing the Company to participate in the selling group or as an underwriter in other investment banks' underwritings.

Principal Transactions

Market Making

The Company's market making activities primarily serve as an accommodation to its customers. The firm carries inventories of securities to facilitate brokerage transactions with customers and other dealers. Principal transactions with customers are effected at prices in accordance with applicable security regulations. At March 31, 1998, GKN Securities made markets in more than 110 securities, while Southeast made markets in more than 20 securities. In the fiscal year ended January 31, 1998, principal transactions related to securities in which the Company's brokerage subsidiaries made markets, including realized and unrealized gains and losses, accounted for a loss of $1 million.

Investment Account

In connection with its investment banking activities of raising capital and providing advisory services for client companies, the Company may receive warrants which entitle it to purchase securities of these client companies. These warrants, which are held in the Company's investment account, vary in value based upon the market prices of the underlying securities. Warrants are usually exercisable for four years beginning one year after issuance and are valued by management based on a significant discount to the current market values of the underlying securities. At March 31, 1998, the Company owned warrants to purchase securities of 44 companies for which it has performed investment banking services. These warrants had an underlying market value of $2.6 million, of which the firm recognized $1.5 million in value, or 57%.

During fiscal 1998 the Company recognized total realized and unrealized gains on its investment account warrants of $2.7 million, or 5% of the Company's revenues.

Research

Southeast provides research services as an integral part of the Company's investment banking and securities brokerage activities. Research activities identify attractive investment opportunities in the securities of independent companies as well as create support, sponsorship, and independent analysis for the securities of companies underwritten by the Company. The Company's acquisition of Southeast during fiscal 1998 enhances its research capabilities by providing it with institutional quality research for institutional investors. At March 31, 1998, the Company employed a total of thirteen research analysts at Southeast. The industries covered by the Company's research include technology, healthcare, energy, financial services, consumer/leisure, building and infrastructure, pharmaceutical and retail.

Other Retail Products and Services

GKN Securities provides retirement planning and mutual fund investment services through its Retirement Services Department. This department assists clients with establishing retirement plans tailored to their specific needs, solving problems with their existing plans, locating appropriate plan administrators, and performing asset allocation studies for investment allocations. Retirement Services also sources and administers the relationships with third-party mutual funds, as well as advising customers concerning such investments. To date, revenues generated by retirement services and mutual fund investments have been insignificant.

Both GKN Securities and Shochet source and execute buy and sell orders for fixed income securities, which are purchased on an agency or principal basis. Amounts retained in inventory overnight and on an intraday basis are not significant. During fiscal 1998, the execution of buy and sell orders for fixed income securities accounted for an insignificant percentage of GKN Securities' revenues and 9% of Shochet's revenues.

Money Management

The Company entered the money management business in 1995 through the establishment of GKN Fund Management, Inc., which served as the managing partner of Kaleidoscope Partners, L.P. (Kaleidoscope), a "fund of funds" investment partnership which invested its capital in other funds managed by independent money managers. In December 1997, the Company converted the Kaleidoscope Partners funds into Remington Partners, LP, an investment limited partnership managed by Remington Capital Corp., a subsidiary of the Company. As of March 30, 1998, the Company terminated its relationship with Remington Partners, LP and transferred the General Partner interest of Remington Capital Corp. to an entity affiliated with the Portfolio Manager of the partnership. The Company may re-enter the domestic money management industry during fiscal 1999.

In January 1998, the Company, through its GKN AG subsidiary, launched Early Bird Investors AG (Early Bird). Early Bird is a closed-end investment company publicly traded on the Zurich stock exchange. Early Bird's investment objective is to invest predominantly in U.S. small and mid-capitalization equity securities. It was open for investment to only non-U.S. residents. GKN Asset Management AG, a new subsidiary of the Company, provides investment management services to Early Bird. On April 1, 1998, the initial capital raise for Early Bird closed with CHF 60 million (US$40 million). Trading of Early Bird is expected to begin in May 1998.

Merchant Banking

The Company entered the merchant banking business in 1996 with the acquisition of Dalewood. Dalewood is the managing partner of Dalewood Associates L.P., an investment partnership which makes equity investments in companies which are viewed as suitable candidates for future initial public offerings. At March 31, 1998, Dalewood Associates L.P. had total assets of approximately $5.5 million, of which $4.3 million was invested in 19 companies. The Company had a $2.1 million investment in Dalewood Associates L.P. at March 31, 1998. The Company intends to expand its merchant banking activities.

Government Regulation

The securities industry in the United States is subject to extensive and frequently changing federal and state laws and substantial regulation under such laws by the Securities and Exchange Commission (SEC) and various state agencies and self-regulatory organizations, such as the NASD. GKN Securities, Shochet, and Southeast are registered as broker-dealers with the SEC and are member firms of the NASD. Much of the regulation of broker-dealers has been delegated to self-regulatory organizations, principally NASD Regulation, Inc., (NASDR), the regulatory arm of the NASD, which has been designated by the SEC as the Company's primary regulator. The NASDR adopts rules, which are subject to approval by the SEC, that govern its members and conducts periodic examinations of member firms' operations. Securities firms are also subject to regulation by state securities administrators in those states in which they conduct business. GKN Securities is registered as a broker-dealer in all 50 states, the District of Columbia, and Puerto Rico. Shochet and Southeast are registered as broker-dealers in 42 and 41 states, respectively.

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

GKN AG is subject to certain Swiss federal and cantonal (state) laws. Securities trading and brokerage in Switzerland, since February 1997, is governed by the provisions of federal law. GKN AG is regulated by the Swiss Federal Act on Stock Exchanges and Securities Trading (SESTA) and the Ordinance on Stock Exchanges and Securities Trading (SESTO), which were both effective February 1, 1997. Until a license according to SESTA is granted to GKN AG by the Federal Banking Commission, GKN AG is also subject to the Law on Professional Trading of Securities in the Canton of Zurich. Under these laws GKN AG must maintain certain equity capital levels. The distribution of equity capital is limited by the Swiss Code of Obligations. In order to transact security trades in Switzerland, GKN AG currently operates under a B-license which was granted by the Department of Economy of the Canton of Zurich in July 1996. GKN AG intends to obtain the required securities trader license under SESTA by the February 1999 deadline.

Competition

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

Employees

At January 31, 1998, the Company had a total of 442 employees, including 253 registered representatives. During January, February and March 1998, the Company implemented a restructuring plan for its various businesses. On March 31, 1998, the Company had a total of 399 employees, including 242 registered representatives.

ITEM 2.  PROPERTIES

In February 1998, the Company's and GKN Securities' principal executive offices moved from 61 Broadway, New York, New York to One State Street Plaza, New York, New York, where they occupy approximately 48,000 square feet under leases expiring in January 2013. The Company's subsidiaries currently lease thirteen additional offices in the United States and one office in Switzerland.

ITEM 3.  LEGAL PROCEEDINGS


The Company's business involves substantial risks of liability, including exposure to liability under federal and state securities laws in connection with the underwriting or distribution of securities and claims by dissatisfied customers for fraud, unauthorized trading, churning, mismanagement and breach of fiduciary duty. The Company does not presently maintain an errors and omissions insurance policy insuring it against these risks. In the normal course of the Company's business, the Company from time to time is involved in lawsuits and arbitrations brought by its customers. It is the opinion of management that the resolution of all proceedings presently pending will not have a material adverse effect on the consolidated financial condition of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 1998.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

Market Information

The Company's common stock is traded on the Nasdaq National Market System under the symbol GKNS. The following table sets forth the high and low sales prices for the Company's common stock, as reported by Nasdaq, for each quarterly period ending January 31, 1998 following Company's July 30, 1996 initial public offering:

                                                  High             Low
                                                  ----             ---

Fiscal 1997

         Quarter ended July 31, 1996              $6.50            $6.13
         Quarter ended October 31, 1996           $6.63            $6.00
         Quarter ended January 31, 1997           $6.38            $6.00

Fiscal 1998

         Quarter ended April 30, 1997             $6.25            $5.00
         Quarter ended July 31, 1997              $4.88            $4.50
         Quarter ended October 31, 1997           $5.31            $3.75
         Quarter ended January 31, 1998           $4.75            $2.19

Holders of Common Stock

On March 31, 1998, there were 86 holders of record of the Company's common stock. The Company believes there are in excess of 700 beneficial owners of the Company's common stock.

Dividends

To date, the Company has not paid any dividends on its common stock. The payment of dividends, if any, in the future is within the discretion of the Board of Directors and will depend upon the Company's earnings, its capital requirements and financial condition, and other relevant factors. The Company's ability to pay dividends in the future also may be restricted by its brokerage subsidiaries' obligations to comply with the net capital requirements imposed on broker-dealers by the SEC and the NASD. The Company does not intend to declare any dividends in the foreseeable future, but instead intends to retain all earnings for use in the Company's business.

Sales of Unregistered Securities

During the fiscal year ended January 31, 1998, the Company issued securities without registration under the Securities Act of 1993, as amended (the Securities Act) as described below.


In December 1997 the Company granted options to purchase 10,000 shares to Richard Y. Roberts in conjunction with his becoming a director of the Company. The options are exercisable for a period of ten years at a price of $4.00 per share. The exemption claimed for this issuance is Section 4(2) of the Securities Act.

ITEM 6.  SELECTED FINANCIAL DATA

The following table summarizes five years of consolidated financial data of the Company (in thousands, except per share amounts and other data):

                                                              Year ended January 31,
                                          -----------------------------------------------------------
                                            1998          1997         1996         1995         1994
                                          ---------    ---------    ---------     --------     ------
Income Statement Data:
Total revenues                            $48,676      $  67,750   $  43,019    $  32,410   $  32,956
Total expenses                            $58,632      $  56,394   $  36,732    $  31,516   $  25,534
Pre-tax (loss) income                     $(9,956)     $  11,356   $   6,287    $     894   $   7,422
Net (loss) income                         $(6,513)     $   6,329   $   3,469    $     381   $   4,006
Basic (loss) earnings per common share    $( 0.80)     $    0.93   $    0.69    $    0.08   $    0.81
Diluted (loss) earnings per common share  $( 0.80)     $    0.88   $    0.60    $    0.07   $    0.72
Weighted average shares
   outstanding - basic                      8,114          6,824       5,037        5,063       4,963
Weighted average shares
   outstanding - diluted                    8,114          7,175       5,737        5,695       5,530


Balance Sheet Data:
Total assets                              $36,972      $  51,633   $  27,853    $  16,096   $  16,123
Total liabilities (excluding
   subordinated debt)                     $ 8,775      $  15,869   $  12,143    $   4,339   $   4,685
Subordinated debt                         $   576      $     738   $     934            -           -
Convertible subordinated notes                  -              -           -            -   $     162
Stockholders' equity                      $27,621      $  35,026   $  14,776    $  11,757   $  11,276

Other Data:
Ratio of assets to stockholders'
   equity                                    1.34           1.47       1.89          1.37        1.43
Return on average equity                   (19.9%)         25.0%      26.1%          3.3%       43.3%
Pre-tax return on average equity           (30.4%)         44.9%      47.4%          7.8%       80.3%
Book value per share                      $  3.41      $    4.26    $  3.02      $   2.30    $   2.27
Registered representatives                    253            275        224           163         126

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

Business Environment

GKN Holding Corp. and its subsidiaries (the Company) are primarily engaged in institutional research, investment banking, securities brokerage and securities trading, with an emphasis on small and mid-capitalization companies. This represents a change during the fiscal year ended January 31, 1998, away from a focus on emerging growth and micro-cap companies. This reorientation was in part driven by the acquisition of Southeast Research Partners, Inc. (Southeast Research) and by a degradation of the business fundamentals surrounding the micro-cap marketplace. The Company's profitability is affected by many factors, including general economic and market conditions and the volatility of trading markets, specifically the small- and mid-capitalization market.

The Company acquired Southeast Research on March 13, 1997. Southeast Research brought a proven track record of institutional quality research and institutional brokerage. The acquisition of Southeast Research added nine new research analysts to the Company, including four current or prior
Institutional Investor All Stars. See Note 3 of Notes to Consolidated Financial Statements for descriptions of the Company's acquisitions.

The securities industry as a whole experienced another year of record-setting results during calendar year 1997 and the Company's fiscal year ended January 31, 1998. This happened despite a rapidly deteriorating climate for micro-cap stocks, where the Company has historically had a strong franchise. Declining volumes combined with regulatory moves to depress this market. Regulatory changes by the SEC and NASD relating to underwriting and trading of micro-cap stocks sought to reduce investors' transaction costs and widen the distribution of new offerings. Unfortunate and perhaps unintended consequences of these moves were more volatile after-market and other trading, as well as declining access to capital for micro-cap issuers. These events significantly impacted our financial results for the year.

Combining the acquisition of Southeast Research with the macro-economic changes to our business led us to a thorough analysis and self-assessment of our business structure. As a result, the Company has altered its focus and mission to evolve into a preeminent relationship-based, research-driven niche investment bank focusing on small- and mid-capitalization companies -- offering integrated research, investment banking, institutional and retail brokerage, and asset management.

Results of any individual period should not be considered representative of future profitability. A significant portion of the Company's expenses is fixed and does not vary with market activity. Substantial fluctuations could occur in the Company's revenues and net income from period to period.

Results of Operations

Year Ended January 31, 1998 vs. Year Ended January 31, 1997

Basic earnings (loss) per share of common stock for the year ended January 31, 1998, were ($0.80) as compared to $0.93 for the year ended January 31, 1997. Correspondingly, diluted earnings (loss) per share of common stock for the comparable periods were ($0.80) and $0.88, respectively. The significant loss in the current year was attributable to the deteriorating climate for micro-cap stocks, which resulted in substantial decreases in revenue for the Company, as well as expenses recognized for litigation, severance, and costs related to the reorientation and restructuring of the Company's business.

Revenues

Total revenues decreased by $19,074,000, or 28%, to $48,676,000 for the fiscal year, led by significant decreases in commission and investment banking revenues. Fiscal 1998 revenues include $5,464,000 generated by Southeast Research, which was not part of the Company in fiscal 1997. Hence, without Southeast Research revenues would have decreased by $24,538,000, or 36%.

Commission revenues decreased by $11,825,000, or 24%. The decrease reflects deteriorating market conditions in the micro-cap marketplace throughout the year, causing a 28% decrease in the average commission per trade.

Investment banking revenues decreased by $5,367,000, or 47%. The Company raised $112.6 million for its clients in fiscal 1998 through six public offerings and seven private placements, a decrease from fiscal 1997, during which the Company raised $136.3 million through ten public offerings and ten private placements. The current year reflected the beginning of a transition from the Company being the sole manager on underwritings to a co-manager on larger transactions. This transition potentially decreases the average revenue per transaction that is generated by the Company.

Revenues from principal transactions decreased by $2,562,000, or 60%. Market-making activities generated $3,770,000 less revenue in fiscal 1998 than in fiscal 1997. This decrease was partially offset by an increase in revenues from the investment account of $1,208,000. The decrease in revenues attributable to market-making was the direct result of regulatory changes mandating smaller spreads between "bid" and "offer" prices and more restrictive trading rules. A majority of the revenues generated in the investment account was the result of profits on positions in one investment.

Interest income decreased by $281,000, or 17%, primarily due to lower cash balances.

Other revenues increased by $961,000, primarily due to enhanced payment for order flow on third market trades.

Expenses

Total expenses for fiscal 1998 were $58,632,000, a 4% increase over fiscal 1997. Total expenses as a percentage of revenues increased from 83% to 120%. Included in fiscal 1998 expenses are $5,295,000 in one-time charges. These charges are composed of $2,260,000 related to litigation, $2,931,000 related to the write-off of recruiting payments to brokers and $104,000 related to severance and other restructuring charges. The litigation-related expenses are entirely related to the Company's settlement with NASD Regulation, Inc. (NASDR), resolving a previously disclosed NASDR investigation concerning markups on warrants of seven companies GKN underwrote during the period December 1993 through April 1996. Without the one time expenses, total operating expenses for fiscal 1998 would have been $53,337,000 versus the comparable operating expenses of $55,082,000 in fiscal 1997, reflecting a 3% decrease.

Southeast Research was not part of the Company in fiscal 1997. As a result no expenses for Southeast Research are included in fiscal 1997 results. During fiscal 1998, Southeast Research generated $6,041,000 in expenses. Hence, comparable operating expenses for the Company were $47,296,000 in fiscal 1998 versus $55,082,000 in fiscal 1997, representing a 14% decrease.

Compensation and benefit expense decreased 15% to $35,051,000. These expenses are primarily variable as commissions to brokers are paid as a percentage of commission revenues generated. The expense decrease in fiscal 1998 is consistent with the decrease in commission revenues, partially offset by the addition of Southeast Research. Additionally, in accordance with the Company's 1996 Incentive Compensation Plan, a portion of annual incentive awards payable to executive management and business unit managers are made in restricted shares of the Company's common stock, which are subject to a minimum three-year vesting period. Such awards are recognized as compensation expense over the three- year vesting period. There was no such compensation expense recognized in fiscal 1997, while during fiscal 1998 the Company recognized $530,000 of such expenses. No stock awards were made relating to fiscal 1998 under the Company's 1996 Incentive Compensation Plan.

Communications expenses increased by $1,084,000, or 28%. This increase was primarily caused by the addition of Southeast Research.

Brokerage, clearing and exchange fees increased by $957,000, or 41%. This increase was primarily caused by the addition of Southeast Research.

Occupancy expense increased by 28% to $3,520,000. This increase was caused by the additional four Southeast Research locations, one additional location and one upgraded location in Shochet Securities and internal growth at GKN Securities.

Business development expense increased by 37% to $2,072,000. This increase was attributable to the addition of Southeast Research and increased promotional expenses.

Professional fees increased by $599,000, or 54%, to $1,713,000. This increase was entirely attributable to increased expenses incurred regarding litigation and arbitrations.


Investigations and settlements increased by $948,000, or 72%, to $2,260,000 as a result of the Company's settlement of the NASDR investigatory matter concerning markups.

Other expenses increased by $3,458,000 to $5,805,000 primarily due to the write-off of broker recruiting payments and the addition of Southeast Research.

Weighted average common shares outstanding

The average number of common shares and common stock equivalents outstanding used in the computation of earnings per share were 8,114,245 for basic earnings per share in fiscal 1998, compared with 6,824,156 in fiscal 1997. Correspondingly, the amounts used for diluted earnings per share were 8,114,245 in fiscal 1998, compared with 7,175,267 in fiscal 1997. The 19% increase in the outstanding shares utilized in the basic earnings per share calculation and the 13% increase in the outstanding shares utilized in the diluted earnings per share calculation were both attributable to the full-year impact of the 2,875,000 shares of common stock issued in the Company's initial public offering on July 30, 1996.

Year Ended January 31, 1997 vs. Year Ended January 31, 1996

Basic earnings per share of common stock for the year ended January 31, 1997, were $0.93, as compared to $0.69 for the year ended January 31, 1996. Diluted earnings per share of common stock for the comparable periods were $0.88 and $0.60, respectively. The increase in earnings was the result of a strong investment climate in the first half of fiscal 1997 combined with the Company's growth, resulting in increased securities brokerage and investment banking volumes. Earnings for both fiscal 1997 and 1996 have been restated for the effects of Statement of Financial Accounting Standards No. 128, Earnings Per Share (see New Accounting Pronouncement).

Revenues

Total revenues increased by $24,731,000, or 57%, to $67,750,000 for the fiscal year, led by significant increases in commission and investment banking revenues.

Commission revenues increased by $19,735,000, or 65%. The increase reflects strong market conditions in the small-capitalization stock sector in the first five months of fiscal 1997, as well as a 23% increase in the number of registered representatives employed by the Company. These two factors served to increase the volume of trades processed by 69%.

Investment banking revenues increased by $5,388,000, or 90%. The Company raised $136.3 million for its clients in fiscal 1997 through ten public offerings and ten private placements, an increase from fiscal 1996, during which the Company raised $72.7 million through five public offerings and five private placements. The increase in underwriting activity was the result of stronger market conditions and a more concentrated effort to develop a quality investment banking clientele.

Revenues from principal transactions decreased by $1,406,000, or 25%. Market-making activities generated increased revenues of $1,991,000, which were more than offset by a revenue decrease of $3,397,000 from the Company's investment account. The market-making revenues, which amounted to $2,809,000 in fiscal 1997, were generated almost entirely during the strong market conditions experienced in February through June 1996. Market-making revenues were negligible in the subsequent periods of market volatility and weakness, specifically in the small-capitalization stock sector. The high degree of volatility experienced in the markets during fiscal 1997 adversely impacted the stock prices of the Company's underwriting clients, which was reflected in the valuation of underwriter warrants held in the Company's investment account. Investment account revenues for the year totaled $1,468,000.

Interest income increased by $1,080,000 due to higher cash balances primarily resulting from the initial public offering proceeds, a greater use of margin loans by the Company's brokerage customer, and a renegotiated interest sharing arrangement with the Company's clearing broker.

Expenses

Total expenses for fiscal 1997 were $56,394,000, a 54% increase over fiscal 1996. Total expenses as a percentage of revenues decreased to 83% from 85%.

Compensation and benefits expense increased 52% to $41,187,000. These expenses are primarily variable as commissions to brokers are paid as a percentage of commission and investment banking revenues. In accordance with the Company's 1996 Incentive Compensation Plan, a portion of annual incentive awards payable to executive management and business unit managers are to be made in restricted shares of the Company's common stock, which are subject to a minimum three-year vesting period. In March 1997 the Company awarded $1,782,000 in restricted shares under this plan. The award will be recognized as compensation expense over the three-year vesting period ending March 2000.

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

Business development expenses increased 73% to $1,507,000 due to additional promotional activities implemented as a part of the Company's growth strategy.

Professional fees increased by $376,000 primarily due to higher costs associated with the increase in business activities undertaken by the Company in fiscal 1997.

Investigations and settlements expenses for fiscal 1997 were $1,312,000, as compared to no such expenses in the prior fiscal year. These expenses were entirely related to the Company's settlement with the SEC and NASDR investigatory matter concerning markups.

Other expenses increased 18% primarily as a result of the Company's growth through the Shochet acquisition and internal growth at GKN Securities.

Weighted average common shares outstanding

The average number of common shares and common stock equivalents outstanding used in the computation of basic earnings per common share was 6,824,156 in fiscal 1997, compared with 5,037,019 in fiscal 1996. Correspondingly, the number of shares outstanding used in the diluted earnings per share computation was 7,175,267 in fiscal 1997, compared with 5,736,641 in fiscal 1996. The 35% and 25% increases in the weighted average shares for basic and diluted shares, respectively, in fiscal 1997 resulted from the 2,875,000 shares of common stock issued in the Company's initial public offering on July 30, 1996.

Liquidity and Capital Resources

Most of the Company's assets are highly liquid, consisting primarily of cash and cash equivalents, securities inventories, and receivables from other broker-dealers, all of which fluctuate depending upon the levels of customer business and trading activity. Approximately 52% of the Company's assets as of January 31, 1998 are highly liquid. Additionally, at January 31, 1998, the Company had recognized income taxes receivable of $3,544,000, which is expected to be received upon processing the current year's tax returns. Receivables from broker-dealers, which are primarily from the Company's clearing broker, turn over rapidly. As a securities dealer, the Company may carry significant levels of trading inventories to meet customer needs. The Company's inventory of market-making securities is readily marketable; however, holding large blocks of the same security may limit liquidity and prevent realization of full market value for the securities. Securities owned, but not readily marketable, represent underwriter warrants and the securities underlying such warrants. The liquidity of these securities is limited. A relatively small percentage of the Company's total assets are fixed. The Company's total assets or the individual components of total assets may vary significantly from period to period because of changes relating to customer demand, economic and market conditions, and proprietary trading strategies.

GKN Securities, Southeast Research, and Shochet Securities, the Company's domestic operating broker-dealer subsidiaries, are subject to the net capital rules of the National Association of Securities Dealers, Inc. (NASD) and the Securities and Exchange Commission (SEC). As such, they and the Company are subject to certain restrictions on the use of capital and its related liquidity. GKN Securities', Southeast Research's and Shochet Securities' respective net capital positions as of January 31, 1998, were $5,035,000, $1,294,000, and $760,000, respectively, which were $4,785,000, $1,194,000 and
$660,000, respectively, in excess of their respective net capital requirements.

On July 30, 1996, the Company raised $15,264,000, net of underwriters' discount and commissions and associate costs, in an initial public offering of the Company's common stock. Prior to its initial public offering, the Company financed its operations through the private placement of debt and equity securities and cash flow from operations.

In conjunction with the Company's move of its corporate headquarters in New York City the Company has significantly upgraded its technological infrastructure. The combined costs of the move and the technological investment were financed through a series of operating leases. These leases total $4.8 million. As security for these leases, the Company arranged for a standby letter of credit to be issued in the same amount. As collateral for the standby letter of credit, the Company has placed $2.4 million in a restricted cash escrow account with the provider. See Note 5 of Notes to the Consolidated Financial Statements for descriptions of the Company's leases. The Company intends to use debt and lease financing prudently in the future.

On March 13, 1997, the Company acquired Southeast Research Partners, Inc. for a purchase price of $2.8 million. $499,000 of the purchase price was paid in cash, while the remaining consideration was composed of 152,000 shares of GKN common stock and 1,140,000 shares of GKN preferred stock. In connection with the Company's stock repurchase program, the Company repurchased an equal number of shares of common stock in the open market at a price of $945,000. During the year the Company repurchased an additional 453,000 shares of its common stock at a price of $2,641,000. Of these shares approximately 289,000 were designated for employee stock bonus issuances. All repurchases were funded from cash flow from operations.

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

Other Matters

Year 2000 Computer Issue

Based upon a preliminary study, the Company expects a minimal internal impact from the "Year 2000 Computer Issue". All of the Company's computer programs are provided by third-party vendors and service providers. Most of the programs were purchased after the Year 2000 Computer Issue became widely recognized. The Company has sought, and expects to receive, written confirmation from its third-party program and service providers that the Year 2000 Computer Issue has been appropriately managed. Schroder & Co., the Company's clearing firm, is the Company's largest and most important computer services related vendor. Schroder & Co. has provided the Company with assurances that they expect to appropriately manage the Year 2000 Computer Issue on a timely basis. Management does not expect the Year 2000 Computer Issue to have a material effect on the Company's earnings. However, there can be no assurance that the systems of other companies or third-party vendors and service providers on which the Company's systems rely also will be appropriately examined on a timely basis. The Year 2000 Computer Issue creates risk for the Company from unforeseen problems in its own computer systems, third-party vendors and service providers, and from third parties with whom the Company deals on financial transactions worldwide. Such failures could have a material impact on the Company's ability to conduct business.

New Accounting Pronouncement

In March 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128), effective beginning in the fiscal year ending January 31, 1998. This statement changes the calculation and presentation of earnings per common share (EPS). The new presentation consists of basic EPS, which includes no dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the period, and diluted EPS, which is similar to the previous fully diluted EPS. The following Company financial statements reflect the implementation of SFAS 128.

Safe Harbor Cautionary Statement

The Company occasionally makes forward-looking statements such as forecasts and projections of expected future performance or statements of its plans and objectives. When used in this annual report and in future filings by the Company with the SEC, in the Company's press releases and in oral statements made with the approval of an authorized executive officer of the Company, the words or phrases "will likely result," "the Company expects," "will continue," "is anticipated," "estimated," "project," or "outlook" or similar expressions (including confirmations by an authorized executive officer of the Company of any such expressions made by a third party with respect to the Company) are intended to identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, each of which speaks only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Factors that could affect the Company's results of operations and cause its results to differ from these statements include the volatility and price level of the securities markets; the volume, size and timing of securities transactions; the demand for investment banking services; the level and volatility of interest rates; the availability of credit; legislation affecting the business and financial communities; and the economy in general.

For a more complete discussion of these and other factors, see the Company's registration statement filed on Form S-1, as amended (No.

333-05273), and the Company's periodic Form 10-K, 10-Q, and 8-K filings with the SEC. The Company has no obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                        GKN HOLDING CORP. AND SUBSIDIARIES
                                  Consolidated Statements of Financial Condition

                                                                                        January 31,
                                                                          -------------------------------------
                                                                                1998                   1997
                                                                          --------------         --------------
Assets
Cash and cash equivalents                                                 $    8,111,000         $   17,856,000
Receivable from brokers and dealers                                              896,000              9,357,000
Securities owned, at market value                                             10,154,000             14,610,000
Securities owned, not readily marketable, at fair value                        1,443,000              1,365,000
Investments                                                                    3,640,000              2,692,000
Office furniture, equipment and leasehold improvements, net                    1,043,000              1,251,000
Goodwill, net                                                                  3,684,000              1,619,000
Loans receivable                                                               1,404,000              1,451,000
Income taxes receivable                                                        3,544,000                      -
Other assets                                                                   3,053,000              1,432,000
                                                                          --------------         --------------
Total assets                                                              $   36,972,000         $   51,633,000
                                                                          ==============         ==============

Liabilities and Stockholders' Equity
Liabilities:
   Securities sold, not yet purchased, at market value                    $    2,320,000         $    6,997,000
   Commissions payable                                                         1,441,000              2,186,000
   Deferred compensation                                                       1,796,000              1,409,000
   Income taxes payable                                                                -                238,000
   Deferred tax liability                                                        236,000                636,000
   Accrued expenses and other liabilities                                      2,982,000              4,403,000
                                                                          --------------         --------------
                                                                               8,775,000             15,869,000
   Liability subordinated to the claims of general creditors                     576,000                738,000
                                                                          --------------         --------------
   Total liabilities                                                           9,351,000             16,607,000
                                                                          --------------         --------------

Stockholders' equity:
   Series A preferred stock, $.10 par value: 1,200,000
      authorized, 1,140,000 shares issued and outstanding; and
      no shares authorized, issued, and outstanding                              114,000                      -
   Common stock, $.0001 par value; 35,000,000 shares
      authorized; 9,209,875 and 9,217,875 shares issued;
      8,095,899 and 8,225,512 shares outstanding                                   1,000                  1,000
   Additional paid-in capital                                                 20,674,000             19,928,000
   Retained earnings                                                          11,734,000             18,247,000
                                                                          --------------         --------------

                                                                              32,523,000             38,176,000
   Less treasury stock, at cost; 1,113,976 and 992,363 shares                 (4,902,000)            (3,150,000)
                                                                          --------------         --------------
   Total stockholders' equity                                                 27,621,000             35,026,000
                                                                          --------------         --------------
Total liabilities and stockholders' equity                                $   36,972,000         $   51,633,000
                                                                          ==============         ==============


          See accompanying notes to consolidated financial statements.

                                        GKN HOLDING CORP. AND SUBSIDIARIES
                                       Consolidated Statements of Operations

                                                                  Year ended January 31,
                                                ------------------------------------------------------------
                                                    1998                   1997                   1996
                                                --------------         --------------         --------------

Revenues:
   Commissions                                    $ 38,328,000         $   50,153,000         $   30,418,000
   Investment banking                                6,024,000             11,391,000              6,003,000
   Principal transactions                            1,715,000              4,277,000              5,683,000
   Interest                                          1,339,000              1,620,000                540,000
   Other                                             1,270,000                309,000                375,000
                                                --------------         --------------         --------------
Total revenues                                      48,676,000             67,750,000             43,019,000
                                                --------------         --------------         --------------

Expenses:
   Compensation and benefits                        35,051,000             41,187,000             27,038,000
   Communications                                    4,930,000              3,846,000              2,631,000
   Brokerage, clearing and
      exchange fees                                  3,281,000              2,324,000              1,350,000
   Occupancy and equipment                           3,520,000              2,757,000              2,112,000
   Business development                              2,072,000              1,507,000                869,000
   Professional fees                                 1,713,000              1,114,000                738,000
   Investigations and settlements                    2,260,000              1,312,000                      -
   Other                                             5,805,000              2,347,000              1,994,000
                                                --------------         --------------         --------------
Total expenses                                      58,632,000             56,394,000             36,732,000
                                                --------------         --------------         --------------

(Loss) income before income taxes                   (9,956,000)            11,356,000              6,287,000

Income tax (benefit)                                (3,443,000)             5,027,000              2,818,000
                                                ---------------        --------------         --------------

Net (loss) income                               $   (6,513,000)        $    6,329,000         $    3,469,000
                                                ===============        ==============         ==============

Basic earnings per common share                 $       (0.80)         $         0.93         $         0.69
                                                ==============         ==============         ==============

Diluted earnings per common share               $       (0.80)         $         0.88         $         0.60
                                                ==============         ==============         ==============

Weighted average common
   shares outstanding - basic                        8,114,245              6,824,156              5,037,019
                                                ==============         ==============         ==============


Weighted average common
   shares outstanding - diluted                      8,114,245              7,175,267              5,736,641
                                                ==============         ==============         ==============



          See accompanying notes to consolidated financial statements.

                      GKN HOLDING CORP. AND SUBSIDIARIES
          Consolidated Statements of Changes in Stockholders' Equity

                                                                      Preferred
                                         Common Stock                   Stock                 Additional
                                    -----------------------   --------------------------       Paid-in           Retained
                                        Shares       Amt.         Shares         Amt.          Capital           Earnings
                                    ------------   --------   ------------   -----------    --------------   --------------
Balance at
   January 31, 1995                    5,397,875   $  1,000          1,000   $         -    $    3,487,000   $    8,449,000
Net income                                     -          -              -             -                 -        3,469,000
Expiration of
   preferred stock                             -          -         (1,000)            -                 -                -
Purchase of
   treasury stock                              -          -              -             -                 -                -
                                    ------------   --------   ------------   -----------    --------------   --------------
Balance at
   January 31, 1996                    5,397,875      1,000              -             -         3,487,000       11,918,000
Net income                                     -          -              -             -                 -        6,329,000
Stock issued                           3,070,000          -              -             -        16,008,000                -
Warrants issued                                -          -              -             -             1,000                -
Stock options granted                          -          -              -             -            36,000                -
Notes receivable                               -          -              -             -          (221,000)               -
Stock options exercised                  750,000          -              -             -           617,000                -
Purchase of
   treasury stock                              -          -              -             -                 -                -
                                    ------------   --------   ------------   -----------    --------------   --------------
Balance at
   January 31, 1997                    9,217,875      1,000              -             -        19,928,000       18,247,000
Net loss                                       -          -              -             -                 -       (6,513,000)
Stock issued - acquisition                     -          -      1,140,000       114,000         1,376,000                -
Stock issued - compensation plan               -          -              -             -        (1,193,000)               -
Amortization of unearned
   compensation                                -          -              -             -           545,000                -
Stock options exercised                        -          -              -             -           (45,000)               -
Note receivable forgiven                       -          -              -             -           100,000                -
Retirement of stock                       (8,000)         -              -             -                 -                -
Purchase of treasury stock                     -          -              -             -                 -                -
Other                                          -          -              -             -           (37,000)               -
                                    ------------   --------   ------------   -----------    --------------   --------------
Balance at
   January 31, 1998                    9,209,875   $  1,000      1,140,000   $   114,000    $   20,674,000   $   11,734,000
                                    ============   ========   ============   ===========    ==============   ==============


                                           Treasury Stock
                                    ----------------------------
                                       Shares          Amount            Total

                                    ------------   -------------    --------------
Balance at
   January 31, 1995                     (287,500)  $    (180,000)   $   11,757,000
Net income                                     -               -         3,469,000
Expiration of
   preferred stock                             -               -                 -
Purchase of
   treasury stock                       (225,000)       (450,000)         (450,000)
                                    ------------   -------------    --------------
Balance at
   January 31, 1996                     (512,500)       (630,000)       14,776,000
Net income                                     -               -         6,329,000
Stock issued                                   -               -        16,008,000
Warrants issued                                -               -             1,000
Stock options granted                          -               -            36,000
Notes receivable                               -               -          (221,000)
Stock options exercised                   31,387          95,000           712,000
Purchase of
   treasury stock                       (511,250)     (2,615,000)       (2,615,000)
                                        --------   -------------    --------------
Balance at
   January 31, 1997                     (992,363)     (3,150,000)       35,026,000
Net loss                                       -               -        (6,513,000)
Stock issued - acquisition               152,000         482,000         1,972,000
Stock issued - compensation plan         288,944       1,193,000                 -
Amortization of unearned
   compensation                                -               -           545,000
Stock options exercised                   34,443         124,000            79,000
Note receivable forgiven                       -               -           100,000
Retirement of stock                        8,000          35,000             35000
Purchase of treasury stock              (605,000)     (3,586,000)       (3,586,000)
Other                                                                      (37,000)
                                    ------------   -------------    ---------------
Balance at
   January 31, 1998                   (1,113,976)  $  (4,902,000)   $   27,621,000
                                    ============   =============    ==============


          See accompanying notes to consolidated financial statements.

                       GKN HOLDING CORP. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows


                                                                              Year ended January 31,
                                                            ----------------------------------------------------
                                                                1998                1997                1996
                                                            -------------       -------------      -------------

Operating activities:
   Net (loss) income                                          $(6,513,000)      $   6,329,000      $   3,469,000
   Adjustments to reconcile net (loss) income to net
     cash (used in) provided by operating activities:
      Depreciation and amortization                               724,000             578,000            442,000
      Deferred taxes and other                                    344,000            (607,000)         1,206,000
                                                            -------------       -------------      -------------
                                                               (5,445,000)          6,300,000          5,117,000
   (Increase) decrease in operating assets:
     Receivable from brokers and dealers                        9,115,000          (4,544,000)        (1,556,000)
     Securities owned, at market value                          4,623,000          (6,458,000)        (2,711,000)
     Securities owned, not readily marketable                     (78,000)            379,000         (1,271,000)
     Loans receivable                                              47,000             (16,000)           130,000
     Income taxes receivable                                   (3,544,000)                  -            427,000
     Other assets                                              (1,199,000)           (514,000)          (405,000)
   Increase (decrease) in operating liabilities:
     Securities sold, not yet purchased                        (4,687,000)          2,982,000          2,221,000
     Commissions payable                                       (1,382,000)            194,000            788,000
     Deferred compensation                                        387,000           1,078,000            187,000
     Income taxes payable                                        (252,000)            (80,000)           426,000
     Accrued expenses and other liabilities                    (2,279,000)            208,000          2,997,000
                                                            -------------       -------------      -------------
Net cash (used in) provided by operating activities            (4,694,000)           (471,000)         6,350,000
                                                            -------------       -------------      -------------

Investing activities:
   Purchase of office furniture, equipment
     and leasehold improvements                                  (194,000)           (745,000)          (187,000)
   Limited partnerships                                          (948,000)         (2,400,000)          (292,000)
   Acquisition, net of cash acquired                             (176,000)                  -                  -
   Goodwill resulting from acquisition                            (36,000)            (55,000)        (1,605,000)
                                                            -------------       -------------      -------------
Net cash used in investing activities                          (1,354,000)         (3,200,000)        (2,084,000)
                                                            -------------       -------------      -------------

Financing activities:
   Issuance of common stock                                        75,000          16,499,000                  -
   Issuance of common stock warrants                                    -               1,000                  -
   Purchase of treasury stock                                  (3,586,000)         (2,615,000)          (450,000)
   Issuance of subordinated debt                                        -                   -            934,000
   Repayment of subordinated debt                                (186,000)           (231,000)                 -
                                                            -------------       -------------      -------------
Net cash (used in) provided by financing activities            (3,697,000)         13,654,000            484,000
                                                            -------------       -------------      -------------

Net (decrease) increase in cash and cash equivalents           (9,745,000)          9,983,000          4,750,000
Cash and cash equivalents at beginning of year                 17,856,000           7,873,000          3,123,000

                                                            -------------       -------------      -------------
Cash and cash equivalents at end of year                    $   8,111,000       $  17,856,000      $   7,873,000
                                                            =============       =============      =============

          See accompanying notes to consolidated financial statements.

                       GKN HOLDING CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

1.  Basis of Presentation

The consolidated financial statements include the activities of GKN Holding Corp. and its subsidiaries (the Company). The Company provides institutional research, investment banking, securities brokerage and trading services, with an emphasis on small-and mid-capitalization companies. These services are provided through its principal broker-dealer subsidiary, GKN Securities Corp. (GKN Securities), and other wholly-owned subsidiaries.

All significant intercompany accounts and transactions are eliminated in consolidation. Where appropriate, prior-year amounts have been reclassified to conform to the current presentation.

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

2.  Summary of Significant Accounting Policies

Fair value of financial instruments

Substantially all of the Company's financial assets and liabilities are carried at market or fair values or at amounts that approximate current fair value due to their short-term nature.

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

Depreciation and amortization

Office furniture, equipment and leasehold improvements are stated at cost, net of accumulated depreciation and amortization of $1,897,000 and $1,449,000, at January 31, 1998 and 1997, respectively. Office furniture and equipment are depreciated using an accelerated method over their estimated useful lives. Leasehold improvements are amortized over the lesser of the life of the lease or estimated useful life of the improvement.

Goodwill

Goodwill represents the excess of the purchase price over the net assets acquired upon the Company's acquisition of Shochet Securities, Inc. (Shochet) in November 1995, Dalewood Associates, Inc. (Dalewood) in December 1996, and Southeast Research Partners, Inc. (Southeast) in March 1997. The goodwill is being amortized over 25 years on a straight line basis. Accumulated amortization was $222,000 and $77,000 at January 31, 1998 and 1997, respectively. Management reviews goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

Deferred compensation

Deferred compensation represents amounts due to certain employees of the Company upon the sale of certain equity securities held by the Company. Employment agreements for the employees provide them with a percentage of the proceeds from the sale of the securities, which were issued to the Company in connection with investment banking transactions.

Investment banking fees

Investment banking management and underwriting fee revenues are recognized when the deal is complete and the income is reasonably determinable.

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

Investigations and settlements

Investigations and settlements expense is comprised of costs related to the settlement of regulatory matters.

3.  Business Acquisitions

On November 30, 1995, the Company acquired Shochet, a broker-dealer, for approximately $2,135,000, including a three-year, 7% $1,000,000 subordinated note. The acquisition was accounted for under the purchase method of accounting. Accordingly, Shochet's results of operations have been included from the acquisition date.

On December 31, 1996, the Company acquired Dalewood, the general manager of an investment partnership that makes equity investments in companies that are viewed as suitable candidates for future initial public offerings. The acquisition, which is not material to the Company's results of operations and financial position, was accounted for under the purchase method.

On March 13, 1997, the Company acquired all of the outstanding stock of Southeast for $499,000 cash, 152,000 shares of common stock, and 1,140,000 shares of Series A Preferred Stock. This preferred stock was authorized by the Company's Board of Directors on March 3, 1997. Southeast is a research and institutional brokerage boutique, located in Boca Raton, Florida, which maintains research coverage primarily focused on small- and mid-capitalization companies located in the southeastern United States.

4.  Related Party Transactions

Loans receivable from officers and employees of the Company are included in loans receivable at January 31, 1997 and 1996. Loans receivable from officers were $94,000 in 1998 and $94,000 in 1997. Receivables representing advances to brokers in anticipation of their continued employment and generating commission revenue in accordance with loan agreements were $916,000 in 1998 and $1,062,000 in 1997. The brokers are liable to the Company for the advances until the minimum employment period is completed and the specified commission revenue is generated. The advances are not collateralized and do not bear interest. The advances are amortized to compensation expense over the life of the loan agreements, which ranged from periods of one to five years at January 31, 1998. Receivables from current employees were $382,000 and $326,000 at January 31, 1998 and 1997, respectively.

Included in other assets are receivables from limited partnerships that are managed by wholly owned subsidiaries of the Company totalling $180,000 and $28,000 at January 31, 1998 and 1997, respectively.

5.  Commitments and Contingencies


The Company leases office facilities and equipment under noncancelable operating leases. Certain leases have renewal options and clauses for escalation and operating cost adjustments. At January 31, 1998, future minimum rental commitments under such leases were as follows for the fiscal years ending in January:

                  1999                                  $     2,505,000
                  2000                                        2,430,000
                  2001                                        2,430,000
                  2002                                        2,276,000
                  2003                                        2,139,000
                  Thereafter                                 16,202,000
                                                        ---------------
                                                        $    27,982,000
                                                        ===============

Total rent expense was $2,211,000, $1,672,000, and $1,218,000 in fiscal years 1998, 1997 and 1996, respectively.

The Company's broker-dealer subsidiaries are involved in various other legal proceedings arising from its securities activities. Management believes that resolution of these proceedings will have no material adverse effect on the Company's consolidated financial position or results of operations.

6.  Employee Benefits

The Company has a defined contribution 401(k) plan covering substantially all employees meeting certain eligibility requirements. Prior to May 1, 1996, Shochet employees were covered by a separate 401(k) plan. The Company makes discretionary matching contributions to the plan annually, which amounted to $79,000, $116,000, and $62,000, for fiscal years 1998, 1997, and 1996, respectively.

7.  Income Taxes

The components of income tax (benefit) expense were as follows for the fiscal years ended January 31:

                            1998                1997            1996
                      --------------     ---------------     -------------
Current:
   Federal            $   (3,323,000)    $     3,905,000     $   1,110,000
   State and local           218,000           1,769,000           502,000
                      --------------     ---------------     -------------
                          (3,105,000)          5,674,000         1,612,000
Deferred                    (338,000)           (647,000)        1,206,000
                      ---------------    ---------------     -------------
                      $   (3,443,000)    $     5,027,000     $   2,818,000
                      ==============     ===============     =============


The effective tax rates reflected in the consolidated financial statements differ from the statutory federal income tax rate as follows:

                                    1998                1997            1996
                                 ---------            --------        -------

Statutory tax rate                  34.0%               35.0%          34.0%
State and local taxes,
 net of federal tax benefit          1.3                 9.0            5.2
Other                               (0.7)                0.3            5.6
                                 -------               -----          -----
Effective tax rate                  34.6%               44.3%          44.8%
                                 =======               =====          =====

Deferred income taxes reflect temporary differences in the basis of the Company's assets and liabilities for income tax purposes and for financial reporting purposes, using current tax rates. These temporary differences result in taxable or deductible amounts in future years.

The net deferred tax liabilities at January 31, 1998 and 1997 are comprised as follows:

                                                 1998               1997
                                            --------------      --------------
   Gross deferred tax asset:

     Net operating loss carryforwards       $    (933,000)      $           -
     Depreciation and amortization               (284,000)           (614,000)
     Reserve for contingencies                   (234,000)             (8,000)
     Other                                       (140,000)            (45,000)
                                            -------------       -------------
        Total gross deferred tax asset         (1,591,000)           (667,000)
        Less:  valuation allowance                447,000                   -
                                            -------------       -------------
        Net deferred tax asset                 (1,144,000)           (667,000)
                                            -------------       -------------

   Gross deferred tax liability:
     Unrealized gains on securities             1,109,000           1,026,000
     Other                                        271,000             277,000
                                            -------------       -------------
        Total gross deferred tax liability      1,380,000           1,303,000
                                            -------------       -------------
        Net deferred tax liability          $     236,000       $     636,000
                                            =============       =============

Management believes that the valuation allowance at January 31, 1998 is adequate as it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax benefit.


The Company files consolidated federal and combined New York State and New York City income tax returns.

8.  Stockholders' Equity

In July 1996 the Company sold 2,875,000 shares of its common stock in an initial public offering at a price of $6.00 per share. The proceeds from the public offering were $16,375,000 after underwriting discounts and commissions, and $15,264,000 after other expenses of the offering totaling $1,111,000. GKN Securities served as a co-manager of the offering. GKN Securities received underwriting discounts and commissions of $850,000, which were eliminated in consolidation. The Company has used the net proceeds principally to expand its existing business and also for working capital and general corporate purposes.

During the fiscal year ended January 31, 1998, the Company repurchased a total of 597,000 shares of its common stock. The stock repurchases were authorized in order to provide for future issuances of stock bonuses to employees and for the purchase of Southeast. In March 1997, the Company authorized 1,200,000 shares of Series A preferred stock, of which 1,140,000 were issued for the purchase of Southeast. The Series A preferred stock is convertible into shares of the Company's common stock at a rate of 0.16 shares of common stock for each share of preferred stock at any time prior to March 13, 2002.

9.  Stock Compensation Plans

At January 31, 1998, the Company has two stock-based compensation plans, which are described below. The Company has also granted stock options outside of the plans.

Fixed stock option plan and other fixed stock option awards

The Company's 1991 Employee Incentive Plan (the 1991 Plan) provides for the issuance of stock, stock options and other stock purchase rights to executive officers, other key employees and consultants of the Company and its subsidiaries. The Company may grant options for up to five million shares of common stock under the 1991 Plan. The options may qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended. The exercise price of each option granted under the 1991 Plan is determined by the Company's Board of Directors at the time of grant. The exercise price of incentive stock options must be at least equal to the fair market value of the Company's stock on the date of grant. The exercise price of non-qualified options must be at least equal to 65% of the fair market value of the Company's stock on the date of grant. The vesting period is at least one year for all grants, incentive stock options have maximum terms of ten years and non-qualified options have maximum terms of 13 years.

The Company has adopted the disclosure-only provisions of SFAS 123. Accordingly, no compensation cost has been recognized for stock options granted under or outside of the 1991 Plan. Had compensation cost been determined based on the fair value at the grant dates for stock option awards consistent with the method of SFAS 123, the Company would have reported an additional $330,000 of compensation expense for the fiscal year ended January 31, 1998. Net of taxes of $114,000, this additional compensation would have resulted in an overall basic earnings per common share (EPS) of $(0.83) for the Company, a variance of $(0.03) from EPS, as reported in the statement of operations, of $(0.80) for the fiscal year ended January 31, 1998. The compensation cost resulting from recognition of the stock option awards in the fiscal years ended January 31, 1997 and 1996 would have had no material effect on the Company's net earnings.

In May 1996 the Company offered employees holding certain options issued in December 1992 through February 1995 under the 1991 Plan the opportunity to convert their options into options for a fewer number of shares, but with lower exercise prices and/or shorter vesting periods. Options for 432,000 shares were canceled and new options for 165,000 shares were granted in the conversion.

The Company has also granted stock options outside of the 1991 Plan. The stock options are authorized under specific agreements when the Company enters into employment agreements or when a director joins the Board of Directors. The number of shares subject to options, the exercise price, vesting, termination and other provisions of such awards are determined by the Board of Directors and specified in each individual stock option agreement. At January 31, 1998, the Company has entered into four agreements awarding options for a total of 110,000 shares of common stock.

A summary of the status of the Company's 1991 Plan and other options granted outside of the 1991 Plan as of January 31, 1998, 1997, and 1996, and changes during the fiscal years then ended is presented below:


                                                             1998                       1997           1996
                                               ---------------------------------      ---------      -------
                                                Shares          Weighted-Average       Shares          Shares
Stock Options                                    (000)           Exercise Price         (000)           (000)
-------------                                  ---------------------------------      ---------      --------

Outstanding at beginning of year                1,045              $4.84                 1,897          1,662
Granted                                           289               5.93                   422            369
Exercised                                         (35)              2.30                  (781)             -
Forfeited                                        (103)              5.68                  (493)          (134)
                                               ------                                  -------         ------
Outstanding at end of year                      1,196               5.56                 1,045          1,897
                                               ======                                  =======         ======

Options exercisable at year-end                   549

Weighted-average fair value of
   options granted during the year              $3.09


The following table summarizes information about stock options outstanding at January 31, 1998:


                                         Options Outstanding                            Options Exercisable
                         -----------------------------------------------          ------------------------------
                                             Weighted-
                                              Average         Weighted-                                Weighted-
                           Number            Remaining         Average               Number             Average
   Range of              Outstanding        Contractual       Exercise             Exercisable         Exercise
Exercise Prices          at 1/31/98            Life             Price              at 1/31/98            Price
----------------         -----------        -----------       ----------           ------------        -----------
$2.20                        105,000        3.9 years            $2.20                105,000            $2.20
$4.00 to $5.00               464,000        6.0                   4.55                279,000             4.56
$6.00 to $6.125              627,000        7.5                   6.00                165,000             6.00
                         -----------                                                  -------
                           1,196,000        6.6                   5.10                549,000             4.54
                         ===========                                                  =======


Stock award plan

The Company's 1996 Incentive Compensation Plan provides for a portion of annual incentive awards payable to executive management and business unit managers to be made in restricted shares of the Company's common stock. All awards are subject to a minimum three-year vesting period. The maximum number of shares that may be awarded under the plan is one million. As of January 31, 1998, approximately 289,000 shares had been awarded. The Company recognized $530,000 of compensation expense for stock awards under this plan for the fiscal year ended January 31, 1998.

Non-employee stock compensation

The Company granted stock options to purchase 25,000 shares to the seller of Shochet on the date of the Company's initial public offering in accordance with the Shochet purchase agreement. The fair value of the options, which was recorded as an adjustment to the Shochet purchase price, was estimated to be $36,000 on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%, expected volatility of 27%, risk-free interest rate of 6.4%, and expected life of 2.5 years. All of the options were outstanding at January 31, 1998.

10.  Earnings per Common Share


In March 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS 128). This statement changes the calculation and presentation of EPS. The new presentation consists of basic EPS, which includes no dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the period, and diluted EPS, which is similar to the previously disclosed fully diluted EPS. SFAS 128 will result in basic EPS results higher than EPS as calculated under the previous method. All earnings per share amounts for all periods have been presented and, where appropriate, restated to conform to the SFAS 128 requirements. For the fiscal year ended January 31, 1998, common stock equivalents, consisting of stock options and warrants, were not included in the computation of diluted EPS, as the inclusion of such shares would be anti-dilutive due to the Company's net loss for the year.

The following table sets forth the computation of basic and diluted earnings per share:


                                                                          Year ended January 31, 1998
                                                                          ---------------------------
                                                                    1998               1997               1996
                                                                    ----               ----               ----
     Numerator for basic and diluted EPS:
               Net (loss) income                                  $(6,513,000)          $6,329,000        $3,469,000

     Denominator for basic EPS:
               Weighted-average common shares                        8,114,245           6,824,156         5,037,019
     Dilutive common stock equivalents                                       -             351,111           699,622
     Denominator for diluted EPS:                                    8,114,245           7,175,267         5,736,641

     Basic EPS                                                         $(0.80)               $0.93             $0.69
     Diluted EPS                                                       $(0.80)               $0.88             $0.60

11.  Concentration of Credit Risk and Off-Balance Sheet Risk

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

12.  Net Capital Requirements

GKN Securities, Southeast, and Shochet, all wholly-owned subsidiaries of the Company, are registered broker-dealers with the Securities and Exchange Commission (SEC) and member firms of the National Association of Securities Dealers, Inc. (NASD). As such, GKN Securities, Southeast, and Shochet are subject to the SEC's net capital rule, which requires the maintenance of minimum net capital.

GKN Securities computes net capital using the alternative method permitted by the net capital rule, which requires that it maintain minimum net capital, as defined, to be greater than or equal to $250,000. At January 31, 1998, GKN Securities had net capital of $5,035,000.

Southeast computes net capital under the standard aggregate indebtedness method permitted by the net capital rule, which requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to
1. At January 31, 1998, Southeast had net capital of $1,294,000 and a net capital requirement of $100,000. Southeast's net capital ratio at January 31, 1998, was 0.70 to 1.

Shochet computes net capital under the standard aggregate indebtedness method permitted by the net capital rule. At January 31, 1998, Shochet had net capital of $760,000 and a net capital requirement of $100,000. Shochet's net capital ratio at January 31, 1998, was 0.62 to 1.

13. Supplemental Cash Flow Information


                                                                               Year ended January 31,
                                                            ------------------------------------------------
                                                                1998                1997              1996
                                                            -------------       -------------      ---------
Cash paid for:
     Income taxes                                           $     372,000       $   5,763,000      $     900,000
                                                            =============       =============      =============
     Interest                                               $     424,000       $      48,000      $           -
                                                            =============       =============      =============

Non-cash investing and financing transactions relating to the Company's purchase acquisition that are not reflected in the consolidated statement of cash flows

         Fair value of assets acquired                      $   2,156,000       $           -      $           -
         Goodwill acquired                                      2,177,000                   -                  -
         Liabilities assumed                                   (1,474,000)                  -                  -
         Preferred stock issued                                (1,094,000)                  -                  -
         Treasury stock issued                                   (912,000)                  -                  -
                                                            -------------       -------------      -------------
              Cash paid                                           853,000                   -                  -
              Less:  cash acquired                               (677,000)                  -                  -
                                                            -------------       -------------      -------------
              Net cash paid for acquisition                 $     176,000       $           -      $           -
                                                            =============       =============      =============

                          Independent Auditors' Report

To the Board of Directors and Stockholders of GKN Holding Corp.

We have audited the accompanying consolidated statements of financial condition of GKN Holding Corp. and subsidiaries (the Company) as of January 31, 1998 and 1997, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the three-year period ended January 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 1998 and 1997, and the results of its operations and its cash flows for each of the years in the three-year period ended January 31, 1998, in conformity with generally accepted accounting principles.

March 20, 1998

/s/ KPMG Peat Marwick LLP
    ---------------------

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
             ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                      32
None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated herein by reference to the information included in the Company's proxy statement under the caption Election of Directors.

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

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

3.  Exhibits:

    Exhibit No.     Description
    -----------     -----------
       3.1          Restated Certificate of Incorporation (incorporated by
                    reference to Exhibit 3.1 to the Company's Registration
                    Statement on Form S-1, File No. 333-05273 (Registration
                    Statement)

       3.1(a) Amendment, effective as of May 31, 1994, to the Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1(a) to the Registration Statement)

       3.1(b) Certificate of Elimination of Series A Preferred Stock dated January 14, 1997 (old)(incorporated by reference to Exhibit 3.1(b) to the Company's Form 10-Q for the quarterly period ended April 30, 1997 ("April 1997 10-Q")

       3.1(c) Certificate of Designation of Series A Preferred Stock dated March 4, 1997 (new) (incorporated by reference to Exhibit 3.1(c) to the April 1997 10-Q)

       3.2 By-laws (incorporated by reference to Exhibit 3.2 to the Registration Statement)

       4.1 Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement)

       10.1(a)      Lease for One State Street Plaza, New York, New York  10004

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

       10.12 1996 Incentive Compensation Plan (incorporated by reference to Exhibit 10.20 to the Registration Statement)

       10.13 Amendment, effective as of December 19, 1996, to the 1996 Employee Incentive Plan (incorporated by reference to
                    Exhibit 10.13 to the Company's Form 10-K for the fiscal year ended January 31, 1997)

       10.14        Clearing Agent Agreement with Wertheim Schroder & Co.
                    Incorporated (incorporated by reference to Exhibit 10.18 to the Registration Statement)

       10.15        Form of Stock Option Agreement (incorporated by reference to
                    Exhibit 10.19 to the Registration Statement)

       10.16 Form of Indemnification Agreement (incorporated by reference to Exhibit 10.21 to the Registration Statement)

       10.17        Stock Option Agreement with Richard Y. Roberts

       21           Subsidiaries of the Company

       23.1         Consent of KPMG Peat Marwick LLP

       27.1         Financial Data Schedule BD (1/31/98)

       27.2         Restated Financial Data Schedule BD (1/31/97)

    (b)  Reports on Form 8-K:

    None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         GKN HOLDING CORP.

                                         By:     /s/ Peter R. Kent
                                                 -----------------
                                                 Peter R. Kent
                                                 Chief Operating Officer and
                                                 Chief Financial Officer

                                         Date:   April 27, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 27, 1998.

/s/ David M. Nussbaum                Chairman of the Board and
------------------------------       Chief Executive Officer (Principal
David M. Nussbaum                    Executive Officer)


/s/ Roger N. Gladstone               President and Director
------------------------------
Roger N. Gladstone


/s/ Peter R. Kent                    Chief Operating Officer, Chief
------------------------------       Financial Officer and Director
Peter R. Kent                        (Principal Accounting and Financial
                                     Officer)


/s/ Lester Rosenkrantz               Executive Vice President and Director
------------------------------
Lester Rosenkrantz


/s/ James I. Krantz                  Director
------------------------------
James I. Krantz


/s/ John P. Margaritis               Director
------------------------------
John P. Margaritis



/s/ Arnold B. Pollard                Director
------------------------------
Arnold B. Pollard


/s/ Peter McMullin                   Director
------------------------------
Peter McMullin


/s/ Richard Y. Roberts               Director
------------------------------
Richard Y. Roberts