Form 10-K/A
period 1998-01-31
GKN HOLDING CORP
filed 1998-06-01
CIK 814774

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-K/A

                                   (Mark One)
[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

     For the fiscal year ended January 31, 1998
                                                         OR
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________ to ____________________

                         Commission file number 0-21105


                                GKN HOLDING CORP.
                -----------------------------------------------
                 (Name of small business issuer in Its charter)


         Delaware                                                13-3414302
---------------------------------                             ----------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)


One State Street Plaza, New York, New York                          10004
-------------------------------------------                    ---------------
(Address of Principal Executive Offices)                          (Zip Code)

                                 (215) 509-3800
                 ----------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

The Registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the fiscal year ended January 31, 1998 as set forth in the pages attached hereto:

Item 10. Directors and Executive  Officers of the Registrant
Item 11. Executive Compensation
Item 12. Security  Ownership of Certain  Beneficial Owners and Management
Item 13. Certain Relationships and Related Transactions

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The current executive officers, key employees and directors of the Company are as follows:


Name                          Age        Position
--------------------          ---        ----------------------------------------------------
David M. Nussbaum             44         Chairman of the Board and Chief Executive Officer
Roger N. Gladstone            44         President and Director
Peter R. Kent                 45         Chief Operating Officer, Chief Financial Officer and
                                         Director
Lester Rosenkrantz            57         Executive Vice President and Director
Robert H. Gladstone           40         Executive Vice President
James I. Krantz               43         Director
Peter R. McMullin             55         Director
John P. Margaritis            49         Director
Arnold B. Pollard             55         Director
Richard Y. Roberts            46         Director

     David M. Nussbaum has been Chairman of the Board and Chief Executive Officer of GKN Holding Corp. ("Company") since September 1990, was Executive Vice President of the Company from January 1987 until September 1990 and has been a director of the Company since January 1987. He is also Chairman of the Board and Chief Executive Officer of GKN Securities Corp. ("GKN Securities"). He is a director of Shochet Securities Inc. ("Shochet"). He has been a director and executive officer of Dalewood Associates, Inc. ("Dalewood") since the Company's acquisition of Dalewood in December 1996 and director and executive officer of Southeast Research Partners, Inc. ("Southeast") since the Company's acquisition of Southeast in March 1997. Mr. Nussbaum serves on the Board of Arbitrators of the National Association of Securities Dealers, Inc. He is also a member of the Young Presidents Organization and a member of the Board of Directors of the Sid Jacobson Jewish Community Center in Roslyn, New York. From 1984 through 1986, Mr. Nussbaum was engaged primarily in the acquisition, management, syndication and operation of real estate projects. From 1980 through 1984, Mr. Nussbaum was engaged in the private practice of law at the firm of Rosenman Colin Freund Lewis & Cohen in New York. Mr. Nussbaum graduated from the University of Michigan, magna cum laude. He received his law degree (cum laude; Order of the Coif) from New York University School of Law. In August 1997, Mr. Nussbaum concluded a settlement with NASD Regulation, Inc. ("NASDR") resolving an NASDR investigation, discussed below.

     Roger N. Gladstone has been President and a director of the Company since January 1987. He is also President and a director of GKN Securities. He is also a director and executive officer of Shochet and Dalewood. Mr. Gladstone serves on the Board of Arbitrators of the National Association of Securities Dealers, Inc. He is also a member of the Young Presidents Organization and a member of the Board of Directors of the Sid Jacobson Jewish Community Center in Roslyn, New York. Mr. Gladstone is a Director of No Small Affair South, a charitable foundation which provides positive experiences for disadvantaged children. From 1984 through 1986, Mr. Gladstone was engaged primarily in the acquisition, management, syndication and operation of real estate projects. From 1980 through 1984, Mr. Gladstone was engaged in the private practice of law in New York. Mr. Gladstone graduated from Stanford University and received his law degree from the Benjamin N. Cardozo School of Law, Yeshiva University. In August 1997, Mr. Gladstone concluded a settlement with the NASDR resolving an NASDR investigation, discussed below.

     Peter R. Kent has been  Chief  Financial  Officer  of the  Company  and GKN
Securities since July 1995, Chief Operating Officer of the Company and GKN Securities since February 1996 and a director of the Company and GKN Securities since May 1996. He has also served as Chief Financial Officer and director of Shochet since its acquisition by the Company in November 1995, as an executive officer and director of Dalewood since its acquisition by the Company in December 1996 and as an executive officer and director of Southeast since its acquisition by the Company in March 1997. He was elected a director of GKN Securities AG ("GKN AG") and GKN Asset Management AG ("GKN Asset AG") in January 1998. From September 1991 through February 1995, Mr. Kent served initially as Chief Financial Officer, and subsequently as President, Chairman of the Board, and Chief Executive Officer, of Consolidated Waste Services of America, Inc., a solid waste management and recycling company. From 1988 until 1991, Mr. Kent was employed by the securities firm of Wessels, Arnold & Henderson, where he served as a member of the Corporate Finance Department in charge of its Environmental Services Group. From 1984 to 1988, Mr. Kent was employed by Henry Ansbacher, Inc., a firm involved in the field of media mergers and acquisitions, initially as Chief Financial Officer and subsequently as its President and Chief Operating Officer. Previous to 1984, Mr. Kent had been employed by Sutro & Co. Incorporated, Wells Fargo Bank, and Arthur Andersen & Co. Mr. Kent is a Certified Public Accountant. Mr. Kent graduated from the University of
California at Berkeley, where he also received his Masters in Business Administration.

     Lester Rosenkrantz has been a director and Executive Vice President of the Company and GKN Securities since February 1994. Mr. Rosenkrantz has been a director of Southeast since the Company's acquisition of Southeast in March 1997. Mr. Rosenkrantz was Vice Chairman and Director of Corporate Finance of Reich & Co., Inc. (formerly Vantage Securities), a member of the New York Stock Exchange ("NYSE"), from November 1990 until January 1994. He has also served in various management positions at Rosenkrantz, Lyon and Ross, Incorporated, a NYSE member firm from 1973 to 1990, serving as Vice Chairman at the end of his tenure. Mr. Rosenkrantz was employed by Andresen & Company from 1963 to 1973, lastly as a General Partner and head of institutional and retail sales. Mr. Rosenkrantz graduated from Pennsylvania State University.

     Robert H. Gladstone has been Executive Vice President of the Company since November 1993 and a director of the Company from January 1992 to May 1996. He has also been an executive officer of GKN Securities since January 1990. In January 1997, Mr. Gladstone concluded a settlement with the Securities and Exchange Commission ("SEC") resolving an SEC investigation and in August 1997, he concluded a settlement with the NASDR resolving an NASDR investigation, both of which are discussed below.

     James I. Krantz has been a director of the Company since September 1990. Since 1977, Mr. Krantz has served as a Property, Casualty and Life Insurance Broker and has been engaged in real estate management and investment. Mr. Krantz is currently President and Chief Executive Office of York International Agency, Inc., a full service insurance agency located in Westchester, New York. Mr. Krantz graduated from Syracuse University. He received his Chartered Property Casualty Underwriter (CPCU) designation in 1989.

     Peter R. McMullin has been a director of the Company since May 1997. He is a co-founder of Southeast and has served as Southeast's Executive Vice President and a director of Southeast since its inception in June 1990. Previously, Mr. McMullin served as a Research Director for various firms, including Gulfstream Financial, Inc., Alan Bush Brokerage Company, Inc. and Dominion Securities Limited. Mr. McMullin received a Bachelor of Science and a Master of Business Administration from the University of Toronto. Mr. McMullin is a Chartered Financial Analyst.

     John P. Margaritis has been a director of the Company since August 1996. Since February 1997, Mr. Margaritis has served as Chief Executive Officer of Margaritis & Associates, a public relations consulting firm. Mr. Margaritis was the President and Chief Executive Officer of Ogilvy Adams & Rinehart (currently known as Ogilvy Public Relations Worldwide), a public relations from January 1994 through February 1997, and was the President and Chief Operating Officer from January 1992 to January 1994. From July 1988 until January 1992, Mr. Margaritis was Chairman and Chief Executive Officer of Ogilvy & Mathers, Public Relations. Mr. Margaritis is a director of the Arthur Ashe Institution for Urban Health and Research America, a non-profit organization to promote government's support of medical research. Mr. Margaritis is a member of the President's Advisory Counsel for the Museum of Television and Radio. Mr. Margaritis is also a trustee of Washington and Jefferson College. Mr. Margaritis graduated from Washington and Jefferson College and received his masters degree from the New School for Social Research.

     Arnold B. Pollard has been a director of the Company since August 1996. Since June 1993, he has been the President and Chief Executive Officer of Chief Executive Group, which publishes "Chief Executive" magazine. For over 20 years, he has been President of Decision Associates, a management consulting firm specializing in organizational strategy and structure. Mr. Pollard was a founding member of the Strategic Decision Analysis Group of SRI, a company engaged in management consulting and contract research. Since October 1996, Mr. Pollard has served as a director and a member of the compensation committee of Delta Financial Corp., a public company engaged in the business of mortgage financing, of Sonic Foundry, a public company which develops audio software and International Management Education Foundation, a non-profit educational organization. From 1989 to 1991, Mr. Pollard served as Chairman and Chief Executive Officer of Biopool International, a biodiagnostic public company focusing on blood related testing. From 1970 to 1973, Mr. Pollard served as adjunct professor at the Columbia Graduate School of Business. Mr. Pollard graduated from Cornell University (Tau Beta Pi) and holds a doctorate in Management Science from Stanford University.

     Richard Y. Roberts was elected a director of the Company in December 1997. Mr. Roberts became affiliated with Reid & Priest LLP in January 1997, as counsel, where he participates in their Business and Finance, Infrastructure and Government, and Utility and Energy Practice Groups. From August 1995 to December 1996, Mr. Roberts served as General Counsel to Princeton Venture Research, Inc., a venture capital securities consulting firm. From October 1990 to July 1995, Mr. Roberts served as a Commissioner of the United States Securities and Exchange Commission. Prior to his term as Commissioner, Roberts served as the administrative assistant and the legislative director for then Congressman and later Senator Richard Shelby. Mr. Roberts is a member of the Legal Advisory Board of the National Association of Securities Dealers, Inc., the Advisory
Board of Securities Regulation & Law Reports, the Editorial Board of the Municipal Finance Journal, and the National Board of Policy Advisors of the Institute of Law and Economic Policy. He is a graduate of Auburn University where he earned a Bachelor of Science in Electrical Engineering. He received his Juris Doctorate from the University of Alabama School of Law and his Master of Laws from the George Washington University Law Center. Mr. Roberts is a member of the Alabama Bar and the District of Columbia Bar.

     Roger N. Gladstone is the brother of Robert H. Gladstone and the brother-in-law of David M. Nussbaum. No other family relationships exist between any of the executive officers or directors of the Company or its subsidiaries.

    In January 1997, GKN Securities and Robert H. Gladstone concluded a settlement with the SEC resolving an SEC investigation arising out of customer complaints against certain brokers and alleged related supervisory failures during 1991 and 1992. The settlement was entered in to without admitting or denying the SEC's findings. Under the terms of the settlement, GKN Securities paid a penalty of $100,000, engaged an independent consultant to review the firm's supervisory and compliance policies and procedures and agreed to implement the recommendations of the independent consultant. Robert H. Gladstone agreed to pay a penalty of $50,000 and agreed to a suspension from all association in any capacity with any broker, dealer, investment advisor, investment company or municipal securities dealer for a period of thirty days, and agreed not to be associated in a supervisory capacity for eleventh months thereafter. In August 1997, GKN Securities and certain of its executive officers, senior managers or former and present brokers (including David M. Nussbaum, Roger N. Gladstone and Robert H. Gladstone) reached settlements with the NASDR resolving an NASDR investigation concerning alleged excessive markups on warrants of several companies GKN Securities underwrote and for which it made a market during the period 1993 through 1996. The settlement was entered into without admitting or denying the NASDR's allegations. Under the settlement, GKN Securities consented to sanctions including censure, the payment of restitution, interest and fines of $1,723,000 and engaged an independent consultant to review GKN Securities' policies, practices and procedures relating to the fair pricing and commissions charged to customers and to related supervisory and compliance policies and structure and agreed to implement the recommendations of the independent consultant. Each of David M. Nussbaum and Roger N. Gladstone consented to censure, a fine of $50,000 and a suspension from association in any capacity with any member of the NASD for thirty days. Robert H. Gladstone consented to a censure, a fine of $100,000, a suspension from association in any capacity with any member of the NASD for a period of thirty days and a suspension from association, with any member in a principal or supervisory capacity for a period of three months. In addition, he agreed to requalify by examination as a General Securities Principal if he decided to become associated as a principal or supervisor following the termination of his suspension.

Board and Committee Information

       During Fiscal 1998, the Company's Board of Directors held five meetings and acted by unanimous written consent on four occasions. The standing committees of the Company's Board of Directors are the Audit Committee, the Compensation Committee, Employee Incentive Committee and the Executive Committee. The Company does not have a Nominating Committee. The Audit Committee, whose current members are Roger N. Gladstone, John P. Margaritis, Arnold B. Pollard and Richard Y. Roberts reviews the scope of accounting audits, reviews with the independent auditors the corporate accounting practices and policies and recommends to whom reports should be submitted within the Company, reviews with the independent auditors their final report, review with internal and independent auditors overall accounting and financial controls, and are available to the independent auditors during the year for consultation purposes. The Compensation Committee, whose current members are David M. Nussbaum, John P. Margaritis and Arnold B. Pollard, reviews and make recommendations to the Board regarding salaries, compensation benefits (other than with respect to the Company's 1991 Employee Incentive Plan ("1991 Plan") and 1996 Incentive Compensation Plan ("IC Plan")) of executive officers and key employees of the Company, and will review any related party transactions on an ongoing basis for potential conflicts of interest. The Employee Incentive Committee, whose current members are John P. Margaritis and Arnold B. Pollard, administers and makes all decisions with respect to the grant of awards under the 1991 Plan and IC Plan. The Executive Committee, whose current members are David M. Nussbaum, Roger N. Gladstone and Peter R. Kent, may address all matters handled by the Board of Directors, with specified limitations. Each of the committees was established in August 1997, other than the Executive Committee, which was established in September 1997. During Fiscal 1998, each of the Compensation Committee and the Employee Incentive Committee met one time, the Audit Committee met two times and the Executive Committee acted by unanimous written consent on one occasion.

       The directors of the Company who are employed by the Company are not compensated for their services as directors of the Company nor for any committee participation. Directors who are not employed by the Company are paid $2,500 per quarter.

Section 16(a) Beneficial Ownership Reporting Compliance

       Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers, directors and persons who beneficially own more than ten percent of the Company's Common Stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. These reporting persons also are required to furnish the Company with copies of all
Section 16(a) forms they file. To the Company's knowledge, based solely on its review of the copies of such forms furnished to it and representations that no other reports were required, all Section 16(a) reporting requirements were complied with during Fiscal 1998, except that two monthly reports, each reporting one acquisition of the Company's Common Stock by James I. Krantz were filed late, and one report disclosing the election of Peter R. McMullin as a director of the Company and reporting his beneficial ownership was filed late.

ITEM 11.     EXECUTIVE COMPENSATION

       The following table shows the compensation paid by the Company and its subsidiaries, as well as certain other compensation paid or accrued, during the fiscal years ended January 31, 1998, 1997 and 1996, to the Chief Executive Officer of the Company and to the other four most highly compensated executive officers of the Company whose compensation was $100,000 or greater during Fiscal 1998 (collectively "Named Officers").



                           Summary Compensation Table

                                                                                    Long  Term Compensation
                                       Fiscal                                       -------------------------
                                       Year           Annual Compensation           Restricted    Securities             All
                                       Ended          --------------------            Stock       Underlying            Other
                                       January        Salary         Bonus           Awards(1)    Options/SARS      Compensation(2)
Name and Principal Position             31,            ($)             ($)              ($)           (#)                 ($)
---------------------------------------------------------------------------------------------------------------------------------
David M. Nussbaum                      1998          240,000          -0-             -0-             -0-             453,987(3)
  Chairman of the Board and Chief      1997          240,000        252,986         337,986           -0-           1,314,090
  Executive Officer of the Company     1996          240,000        250,000           -0-            20,000           521,000
  and GKN Securities

Roger N. Gladstone                     1998          240,000          -0-             -0-             -0-             703,736(3)
  President of the Company and GKN     1997          240,000        252,986         252,986           -0-           1,337,000
  Securities                           1996          240,000        250,000           -0-            20,000           534,000

Peter R. Kent
  Chief Operating and Financial        1998          200,000          -0-             -0-             -0-                -0-
  Officer of the Company and GKN       1997          200,000        444,210         270,523           -0-                -0-
  Securities                           1996           92,000         85,000           -0-            70,000              -0-

Robert H. Gladstone                    1998          240,000          -0-             -0-             -0-             415,008(3)
  Executive Vice President of the      1997          240,000        252,986         337,986           6,666         1,301,359
  Company and GKN Securities           1996          240,000        250,000           -0-            20,000           549,000

Lester Rosenkrantz                     1998          175,000          -0-             -0-             -0-             23,323(3)
  Executive Vice President of the      1997          157,500        140,746         98,582            -0-              86,164
  Company and GKN Securities           1996          150,000         20,000           -0-             -0-              19,000
                                      ------         -------        --------       --------          -------       -------------

(1) Represents dollar values of restricted shares issued pursuant to the IC Plan based on the closing price of Common Stock on the date of grant. The IC Shares reported in the Summary Compensation Table vest, in whole, on the third year anniversary from the date of grant. The holders of the IC Shares have the right to vote such shares and to receive dividends paid with respect to such shares. See "Compensation Arrangements - 1996 Incentive Compensation Plan."

(2)    Primarily commissions paid on the brokerage of securities.

(3) Includes a payment from the proceeds of the sale of options to purchase securities in various companies of $147,911, $375,711, $92,703 and $7,811, to David M. Nussbaum, Roger N. Gladstone, Robert H.
       Gladstone and Lester Rosenkrantz, respectively.

Option Grants in Last Fiscal Year

    No stock options were granted to the Named Officers during Fiscal 1998.

Option Exercises and Holdings

       The following table sets forth information concerning the number and value of unexercised options held by each of the Named Officers as of January 31, 1998.


             AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
                        FISCAL YEAR-END OPTION/SAR VALUES

                                                                  Number of Securities
                                                                 Underlying Unexercised               Value of Unexercised
                                                                    Options/SARs at                 In-The-Money Options/SARs
                                Shares                           Fiscal Year-End (#)(1)             at Fiscal Year-End ($)(2)
                                                                 -----------------------           --------------------------
                               Acquired          Value
                             on Exercise       Realized                Exercisable
         Name                    (#)              ($)                Unexercisable                  Exercisable Unexercisable
         ----                    ---              ---                -------------                  ----------- -------------
David M. Nussbaum                -0-              -0-          13,333                   6,667        -0-            -0-
Roger N. Gladstone               -0-              -0-          13,333                   6,667        -0-            -0-
Peter R. Kent                    -0-              -0-          66,666                   3,334        -0-            -0-
Lester Rosenkrantz               -0-              -0-           8,333                  16,667        -0-            -0-
Robert H. Gladstone              -0-              -0-           4,444                   2,222        -0-            -0-
                               --------         -------       ---------              ----------     ------        -------

(1) Represents shares issuable upon exercise of options granted under the 1991 Plan.

(2) Based on the difference between the closing sale price of the Common Stock on January 31, 1998 ($2 11/16) and the exercise price of the option multiplied by the number of shares of Common Stock subject to the option.

Stock Price Performance Graph

     The Stock Price Performance Graph below compares cumulative total return of the Company, the Nasdaq Stock Market - U.S. Index and a peer group index selected by the Company.* The graph plots the growth in value of an initial $100 investment over the indicated time periods, with dividends reinvested. The stock price performance shown on the graph below is not necessarily indicative of future price performance.

                 COMPARISON OF 18 MONTH CUMULATIVE TOTAL RETURN
 Among GKN Holding Corp., The NASDAQ Stock Market (U.S.) Index and a Peer Group

                                         Cumulative Total Return
                                        ---------------------------
                                        7/30/96   1/31/97   1/31/98
Gkn Hldg Corp.           GKNS              100       101        45
PEER GROUP                                 100       125       198
NASDAQ STOCK MARKET (U.S.)                 100       129       152





* The peer group index is selected by the Company and is comprised of the following companies engaged in the same business as the Company, each with a market capitalization within $50,000,000 of the Company's market capitalization: Advest Group, Inc., First Albany Companies Inc., Hoenig Group Inc., Interstate/Johnson Lane, Inc., JW Charles Financial Services, Inc., Kinnard Investments, Inc., Ryan Beck & Company, Inc., Scott & Stringfellow Financial, Inc., Stifel Financial Corp., and Ziegler Companies, Inc.

Compensation Arrangements

     Employment Agreements Regarding Named Officers

     The Company has employment agreements with each of David M. Nussbaum, Roger
N. Gladstone and Robert H. Gladstone which expire on April 30, 1999. Each agreement provides for an annual salary of $240,000 and the issuance of up to 15% of any underwriter warrants issuable to the Company in connection with its corporate finance and investment banking activities. Messrs. Nussbaum, Gladstone and Gladstone each receive payments of 20% of the gross brokerage commissions generated under any of his or each other's customer accounts (an aggregate 60% pay-out) and they are also entitled to bonuses under the IC Plan discussed below. The Company also has an employment agreement with Peter R. Kent which expires on April 30, 1999 and provides for an annual salary of $200,000. Mr. Kent is also entitled to bonuses under the IC Plan. The agreements with David M. Nussbaum, Roger N. Gladstone, Robert H. Gladstone and Peter R. Kent contain non-compete provisions, expiring one year after termination of employment, which prohibit these persons from competing with the Company without the prior written consent of the Company. The Board of Directors approved the annual salary of Lester Rosenkrantz as $175,000 for Fiscal 1998. Mr. Rosenkrantz is also entitled to commissions on his brokerage business and bonuses under the IC Plan.

     1991 Employee Incentive Plan

     In June 1991, the Company adopted and its stockholders approved the 1991 Plan which, as amended, provides for the issuance of stock, stock options and other stock purchase rights to executive officers and other key employees and consultants who render significant services to the Company and its subsidiaries. The 1991 Plan was adopted to provide the Board of Directors with sufficient flexibility regarding the forms of incentive compensation which the Company will have at its disposal to reward these persons. Under the 1991 Plan, both options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended, and non-qualified options may be granted. The Board of Directors has designated the Employee Incentive Committee to administer and determine the distribution and terms of awards granted under the 1991 Plan, pursuant to guidelines set forth in the 1991 Plan. As of January 31, 1998, a total of 4,184,170 shares of Common Stock are reserved for issuance pursuant to the 1991 Plan.

     1996 Incentive Compensation Plan

     In July 1996, the Company adopted and its stockholders approved the IC Plan which, as amended, establishes an incentive compensation pool equal to 25% of all pre-tax, pre-incentive compensation profits, once a 10% pre-tax, pre-incentive return on beginning equity has been achieved. If the Company's pre-tax, pre-incentive compensation profits are sufficient to establish a bonus pool, such bonus pool would then be distributed to management and business unit managers, in majority part, based upon a pre-fixed percentage determined in the beginning of the fiscal year in question and, to a lesser extent, based upon the discretion of the Employee Incentive Committee after such fiscal year has ended. In the discretion of the Employee Incentive Committee, up to 50% of the value of any award may be paid in restricted shares of Common Stock, and up to 100% may be paid in restricted shares with the consent of the recipient. The "restricted" shares will not vest, except in limited circumstances, until three years after the date of grant. A total of 714,950 shares of Common Stock is currently reserved for issuance under the IC Plan.

                   COMMITTEE REPORT ON EXECUTIVE COMPENSATION

     The Compensation Committee of the Company is charged with the responsibilities of establishing and administering the policies and plans which govern compensation for executive officers, including the Named Officers, reviewing and recommending to the Board of Directors the level of compensation of the executive officers and key employees of the Company (other than with respect to the 1991 Plan and the IC Plan) and reviewing related party transactions on an ongoing basis for potential conflicts of interest. For Fiscal 1998, the Compensation Committee consisted of David M. Nussbaum, John P.
Margaritis and Arnold B. Pollard. The Employee Incentive Committee of the Company is responsible for administering and making all decisions with respect to the grant of bonus awards under the 1991 Plan and IC Plan. For Fiscal 1998, the Employee Incentive Committee consisted of John P. Margaritis and Arnold B. Pollard, each a non-employee director of the Company.

     Prior to the establishment of the Compensation Committee in August 1996, the Company entered into employment agreements, dated as of May 1, 1996, with each of David M. Nussbaum, Roger N. Gladstone, Peter R. Kent and Robert H. Gladstone, expiring in April 30, 1999, which fixes the salaries of such persons. Accordingly, the salaries of such persons for Fiscal 1998 were not reviewed by the Compensation Committee. Management recommended an annual salary of $175,000 for Mr. Rosenkrantz for Fiscal 1998 and determined that he was entitled to commissions on his brokerage business and eligible to receive bonuses under the IC Plan. Management additionally recommended that Mr. Rosenkrantz's salary remain at $175,000 for Fiscal 1999. The Compensation Committee supported such recommendations based upon the following factors: The Committee analyzed competitive salaries of positions similar to Mr. Rosenkrantz's position; evaluated his level of responsibility in the investment banking department and within the Company; and reviewed GKN's performance for Fiscal 1998. The Compensation Committee reaffirmed that Mr. Rosenkrantz is also entitled to commissions on his brokerage business and bonuses under the IC Plan, if any, for Fiscal 1999.

     Bonuses for executive management, including the Named Officers (David M. Nussbaum, Roger N. Gladstone, Peter R. Kent, Lester Rosenkrantz and Robert H. Gladstone), are established in accordance with the terms of the IC Plan. Pursuant to the IC Plan, a bonus pool is determined annually equal to 25% of all pre-tax, pre-incentive compensation profits of GKN once a 10% pre-tax, pre-incentive compensation return on beginning equity has been achieved. Accordingly, unless the Company has a specified minimum of pre-tax, pre-incentive compensation profits, no bonuses are awarded under the IC Plan. This reflects the policy of GKN to have the bonuses of executive management, including the Named Officers, directly related to the performance of GKN. GKN did not achieve a bonus pool in Fiscal 1998. Accordingly, GKN did not grant any bonuses to the Named Officers for Fiscal 1998.

     The Committee discussed the relationship of GKN's performance to the amount of David M. Nussbaum's compensation for Fiscal 1998. Insofar as Mr. Nussbaum's salary is fixed pursuant to an agreement dated prior to the establishment of the Compensation Committee and he did not receive any discretionary compensation for Fiscal 1998, the Committee neither recommended nor determined Mr. Nussbaum's compensation for Fiscal 1998.

                                                       COMPENSATION COMMITTEE
                                                          David M. Nussbaum
                                                          John P. Margaritis
                                                          Arnold B. Pollard

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The table which follows sets forth certain information as of May 22, 1998, with respect to the stock ownership of (i) those persons or groups known to the Company to beneficially own more than 5% of the Company's voting securities,
(ii) each director and director nominee, (iii) the Chief Executive Officer and the other four most highly compensated executive officers of the Company whose compensation was $100,000 or greater during Fiscal 1998 (collectively "Named Officers"), and (iv) all directors and executive officers as a group. The information is determined in accordance with Rule 13d-3 promulgated under the Securities Exchange Act of 1934, based upon information furnished by the persons listed or contained in filings made by them with the Securities and Exchange Commission. Accordingly, all shares of Common Stock that an individual or group has a right to acquire within 60 days pursuant to the exercise of warrants or options are deemed to be currently owned and outstanding for purposes of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. As of May 22, 1998, the Company had issued and outstanding 8,095,899 shares of Common Stock and 1,140,000 shares of Series A Preferred Stock ("Preferred Shares"). As of May 22, 1998, each
Preferred Share was convertible into 0.16 shares of Common Stock or 182,400 shares of Common Stock, in the aggregate. As of May 22, 1998, the outstanding Common Stock and Preferred Shares collectively had voting power equivalent to 8,278,299 shares of Common Stock, which is reflected in the information set forth below in the table. Except as indicated in the footnotes to the table, the securityholders listed possess sole voting and investment power with respect to their securities, subject to community property laws where applicable.

                                                        Amount and Nature of             Percent of
Name of Beneficial Owner                                 Beneficial Ownership         Voting Securities
-------------------------                               ---------------------         -----------------
David M. Nussbaum(1)        .....................           1,195,775 (2)                   14.4%
Roger N. Gladstone(1)       .....................           1,181,608 (3)                   14.3
Peter R. Kent               .....................             111,753 (4)                    1.3
Lester Rosenkrantz          .....................              33,096 (5)                      *
Robert H. Gladstone(1)      .....................             496,053 (6)                    6.0
James I. Krantz             .....................             171,875 (7)                    2.1
Peter R. McMullin           .....................             100,112 (8)                    1.2
John P. Margaritis          .....................              10,000 (9)                      *
Arnold B. Pollard           .....................              10,000 (9)                      *
Richard Y. Roberts          .....................              10,000 (9)                      *
All Executive Officers
 and Directors as a group (10 persons) ..                    3,320,272(10)                  39.3%

------------------------------
*     Less than 1%.

(1) The business address of David M. Nussbaum and Robert H. Gladstone is c/o GKN Securities Corp., One State Street Plaza, New York, New York 10004. The business address of Roger N. Gladstone is c/o GKN Securities Corp., 433 Plaza Real, Boca Raton, Florida 33432.

(2) Includes 13,333 shares issuable upon exercise of options and 56,331 restricted shares issued to Mr. Nussbaum under the Company's IC Plan. The holders of the restricted shares issued under the IC Plan ("IC Shares") have the power to vote and the right to receive dividends with respect to such shares but the IC Shares do not vest until March 2000 and may not be transferred prior to that date. Does not include shares issuable upon exercise of options to purchase 6,667 shares which become exercisable in December 1998 or 100,000 shares held by The Nussbaum Family Foundation, Inc., one of whose directors is the spouse of Mr. Nussbaum. Mr. Nussbaum disclaims beneficial ownership of the shares held by such foundation.

(3) Includes 13,333 shares issuable upon exercise of options and 42,164 IC Shares. Does not include shares issuable upon exercise of options to purchase 6,667 shares which become exercisable in December 1998 or 100,000 shares held by The Lisa and Roger Gladstone Foundation, one of whose directors is the spouse of Roger Gladstone. Roger Gladstone disclaims beneficial ownership of the shares held by such foundation.

(4) Includes 45,087 IC Shares and 66,666 shares issuable upon exercise of options. Does not include 3,334 shares issuable upon exercise of options exercisable at $4.50 per share which become exercisable on July 24, 1998.

(5) Includes 16,430 IC Shares, and 16,666 shares issuable upon exercise of options. Does not include 8,334 shares issuable upon exercise of options which become exercisable in January 1999.

(6) Includes (i) 56,331 IC Shares, (ii) 52,500 shares issuable upon exercise of options which are held by Robert Gladstone's spouse, and (iii) 4,444 shares issuable upon exercise of options. Does not include 2,222 shares issuable upon exercise options which become exercisable in December 1998.

(7) Includes 3,125 shares held by Mr. Krantz's spouse and 10,000 shares issuable upon exercise of options. Does not include 1,000 shares issuable upon exercise of options which become exercisable in February 2000.

(8) Includes 49,152 shares of Common Stock which are issuable upon conversion of 307,200 Preferred Shares.

(9)   Represents 10,000 shares issuable upon exercise of options.

(10) Includes the shares issuable upon exercise of options and included in the table, as described in the above footnotes, and 49,152 shares of Common Stock issuable upon conversion of Mr. McMullin's Preferred Shares, and excludes those shares subject to options as indicated in the above footnotes as being excluded from the table.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In connection with its corporate finance and investment banking activities, GKN Securities is often issued warrants to purchase securities of the issuer for whom its services are rendered ("Underwriter Warrants"). Less than half of the aggregate number of Underwriter Warrants issuable to GKN Securities are issued to its executive officers and other personnel involved in the transaction (collectively the "Individual Holders"). GKN Securities has, in the past, and may, in the future, purchase Underwriter Warrants from the Individual Holders at a price equal to the market price of the underlying securities less the exercise price of the Underwriter Warrants. Additionally, GKN Securities has, in the past, and may, in the future, lend to the Individual Holders funds to pay the exercise price of the Underwriter Warrants, which loans are repaid, without interest, within a period of no more than two weeks.

     The Company has purchased and continues to purchase insurance using York International Agency, Inc. ("York") and York Financial Concepts, Inc. ("York Financial") as agent of the Company. James I. Krantz, a director of the Company, is President and Chief Executive Officer, a director and a stockholder of York and a majority shareholder of York Financial. In Fiscal 1998, the Company paid York and York Financial respectively, premiums of $83,298 and $197,311 for insurance policies purchased through York and York Financial, respectively (a portion of which amounts are paid by the insurer to York and York Financial).

     In the fiscal year ended  January 31, 1995,  the Company  loaned Mr. Lester
Rosenkrantz, Executive Vice President and a Director of the Company, an aggregate of $99,000. An additional $25,000 loan was made in the fiscal year ended January 31, 1996. Mr. Rosenkrantz repaid $10,000 in December 1995 and $20,000 in March 1996, leaving an aggregate outstanding principal balance as of January 31, 1998 of $94,000. In February 1998, the Company loaned Mr. Rosenkrantz an additional $50,000. These loans are payable without interest and are collateralized through the pledge by Mr. Rosenkrantz of his interest in certain underwriter warrants.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 29, 1998                 GKN HOLDING CORP.

                                      /s/ Peter R. Kent
                                  By:---------------------------
                                     Peter R. Kent, Chief Operating
                                     Officer and Chief Financial Officer

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ David M. Nussbaum   Chairman of the Board and Chief Executive  May 29, 1998
---------------------   Officer (Principal Executive Officer)
David M. Nussbaum

/s/ Roger N. Gladstone
---------------------   President and Director                     May 29, 1998
Roger N. Gladstone


/s/ Peter R. Kent
--------------------   Chief Operating Officer, Chief Financial    May 29, 1998
Peter R. Kent          Officer and Director (Principal Accounting
                              and Financial Officer)

/s/ Lester Rosenkrantz Executive Vice President and Director       May 29, 1998
----------------------
Lester Rosenkrantz

/s/ James I. Krantz
-------------------    Director                                    May 29, 1998
James I. Krantz


/s/ John P. Margaritis
-------------------    Director                                    May 29, 1998
John P. Margaritis


/s/ Arnold B. Pollard
------------------     Director                                    May 29, 1998
Arnold B. Pollard


/s/ Peter R. McMullin
------------------     Director                                    May 29, 1998
Peter R. McMullin


/s/ Richard Y. Roberts
---------------------- Director                                    May 29, 1998
Richard Y. Roberts