Form 10-Q
period 1998-04-30
GKN HOLDING CORP
filed 1998-06-04
CIK 814774

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended April 30, 1998

                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from ________ to ________


                         Commission file number 0-21105

                                GKN HOLDING CORP.
             (Exact name of registrant as specified in its charter)


Delaware                                                    13-3414302
------------------------------                           ----------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)

One State Street Plaza, New York, NY                            10004
---------------------------------------                    ---------------
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

Yes   X    No |_|


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                              Outstanding at June 1, 1998
-------------------------------                    ---------------------------
Common Stock, $.0001 par value                        8,095,899 shares

                       GKN HOLDING CORP. AND SUBSIDIARIES
                                      Index



Part I - Financial Information                                        Page

Item 1.   Financial Statements

     Consolidated Statements of Financial Condition as of
     April 30, 1998 (Unaudited) and January 31, 1998                    3

     Consolidated Statements of Income for the three
     months ended April 30, 1998 and 1997 (Unaudited)                   4

     Consolidated  Statements  of Changes in  Stockholders'
     Equity for the year ended January 31, 1998 and the three
     months ended April 30, 1998 (Unaudited)                            5

     Consolidated Statements of Cash Flows for the three months
     ended April 30, 1998 and 1997 (Unaudited)                          6

     Notes to Consolidated Financial Statements                         7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                          10


Part II - Other Information

Item 2.   Changes in Securities and Use of Proceeds                    14

Item 6.   Exhibits and Reports on Form 8-K                             14

Part I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                       GKN HOLDING CORP. AND SUBSIDIARIES
                 Consolidated Statements of Financial Condition

                                                                              April 30,          January 31,
                                                                                1998                1998
                                                                           ---------------       -----------
                                                                           (Unaudited)
Assets
Cash and cash equivalents                                                 $    6,555,000         $    8,111,000
Receivable from brokers and dealers                                            8,240,000                896,000
Securities owned, at market value                                              7,047,000             10,154,000
Securities owned, not readily marketable, at fair value                        1,728,000              1,443,000
Investments                                                                    3,537,000              3,640,000
Office furniture, equipment and leasehold improvements, net                    1,119,000              1,043,000
Goodwill, net                                                                  3,645,000              3,684,000
Loans receivable                                                               1,498,000              1,404,000
Income taxes receivable                                                        3,157,000              3,544,000
Other assets                                                                   3,290,000              3,053,000
                                                                          --------------         --------------

Total assets                                                              $   39,816,000         $   36,972,000
                                                                          ==============         ==============

Liabilities and Stockholders' Equity
Liabilities:
   Securities sold, not yet purchased, at market value                     $   6,830,000          $   2,320,000
   Commissions payable                                                         2,240,000              1,441,000
   Deferred compensation                                                          11,000              1,796,000
   Deferred tax liability                                                         71,000                236,000
   Accrued expenses and other liabilities                                      2,046,000              2,982,000
                                                                           -------------          -------------
                                                                              11,198,000              8,775,000
   Liability subordinated to the claims of general creditors                     579,000                576,000
                                                                           -------------          -------------
   Total liabilities                                                          11,777,000              9,351,000
                                                                           -------------          -------------

Stockholders' equity:
   Preferred stock, $.10 par value; 1,200,000 shares authorized;
      1,140,000 shares issued and outstanding                                    114,000                114,000
   Common stock, $.0001 par value; 35,000,000 shares
     authorized; 9,209,875 shares issued; 8,095,899
      shares outstanding                                                           1,000                  1,000
   Additional paid-in capital                                                 20,839,000             20,710,000
   Retained earnings                                                          12,034,000             11,734,000
   Accumulated other comprehensive income                                        (47,000)               (36,000)
                                                                           -------------              ----------
                                                                              32,941,000             32,523,000
   Less treasury stock, at cost; 1,113,976 shares                             (4,902,000)            (4,902,000)
                                                                           -------------             ----------
   Total stockholders' equity                                                 28,039,000             27,621,000
                                                                           -----------            -------------

Total liabilities and stockholders' equity                                $   39,816,000          $  36,972,000
                                                                          ==============          =============


          See accompanying notes to consolidated financial statements.

                       GKN HOLDING CORP. AND SUBSIDIARIES
                        Consolidated Statements of Income
                                   (Unaudited)

                                                                 Three Months Ended April 30,
                                                            ---------------------------------------
                                                                   1998                    1997
                                                            ---------------         ---------------
Revenues:
     Commissions                                            $    11,009,000         $     8,104,000
     Investment banking                                           2,353,000                 676,000
     Principal transactions                                       1,132,000                (754,000)
     Interest                                                       352,000                 425,000
     Other                                                          542,000                  98,000
                                                            ---------------         ---------------
Total revenues                                                   15,388,000               8,549,000
                                                            ---------------         ---------------

Expenses:
     Compensation and benefits                                    9,855,000               7,754,000
Communications                                                    1,101,000               1,225,000
     Brokerage, clearing and
         exchange fees                                              852,000                 673,000
     Occupancy and equipment                                      1,366,000                 700,000
     Business development                                           533,000                 654,000
     Professional fees                                              270,000                 228,000
     Investigations and settlements                                       -                 800,000
     Other                                                          800,000                 656,000
                                                            ---------------         ---------------
Total expenses                                                   14,777,000              12,690,000
                                                            ---------------         ---------------

Income (loss) before income taxes                                   611,000              (4,141,000)

Income tax (benefit)                                                311,000              (1,688,000)
                                                            ---------------         ---------------

Net income (loss)                                           $       300,000         $    (2,453,000)
                                                            ===============         ================

Basic earnings (loss) per common share                      $          0.04         $         (0.30)
                                                            ===============         ================

Diluted earnings (loss) per common share                    $          0.04         $         (0.30)
                                                            ===============         ================

Weighted average common
   shares outstanding - basic                                     8,095,899               8,171,856
                                                            ===============         ================
Weighted average common
   shares outstanding - diluted                                   8,309,022               8,171,856
                                                            ===============         ================

          See accompanying notes to consolidated financial statements.

                       GKN HOLDING CORP. AND SUBSIDIARIES
           Consolidated Statements of Changes in Stockholders' Equity
 For the Year Ended January 31, 1998 and the Three Months Ended April 30, 1998
                                  (Unaudited)

                                                                                    Accumulated
                                            Peferred             Addi-                 Other
                        Common Stock          Stock              tional                Compre-     Treasury Stock
                     -----------------  --------------------     Paid-in    Retained   hensive   ---------------------
                      Shares     Amt.     Shares       Amt.      Capital    Earnings   Income     Shares       Amount      Total
                     ---------  ------  ----------  --------   ----------  ----------   -------  ---------   ----------  ----------
Balance at
   January 31, 1997  9,217,875  1,000            -         -   19,931,000  18,247,000   (3,000)  (992,363)   (3,150,000) 35,026,000
Net loss                     -      -            -         -            -  (6,513,000)                  -             -  (6,513,000)
Stock issued -
  acquisition                -      -    1,140,000   114,000    1,376,000           -             152,000       482,000   1,972,000
Stock issued -
  compensation plan          -      -            -         -   (1,193,000)          -             288,944     1,193,000           -
Amortization of
  unearned
  compensation               -      -            -         -      545,000           -                   -            -      545,000
Stock options
  exercised                  -      -            -         -      (45,000)          -              34,443      124,000       79,000
Note receivable
  forgiven                   -      -            -         -      100,000           -                   -           -       100,000
Retirement of
  stock                 (8,000)     -            -         -            -           -               8,000       35,000       35,000
Purchase of
  treasury stock             -      -            -         -            -           -            (605,000)  (3,586,000)  (3,586,000)
Translation
  adjustment                 -      -            -         -            -           -  (33,000)         -            -      (33,000)
Other                        -      -            -         -       (4,000)          -                                        (4,000)
                      ---------  ------  ---------- --------  ------------ ---------- --------  ---------  -----------   ----------

Balance at
 January 31, 1998    9,209,875 $ 1,000   1,140,000 $ 114,000 $ 20,710,000 $11,734,000 $(36,000)(1,113,976) $(4,902,000) $27,621,000
                      ---------  ------  ---------- --------  ------------ ---------- --------  ---------  -----------   ----------

Net income                  -       -           -          -            -     300,000                  -            -      300,000
Amortization of
  unearned
  compensation              -       -           -          -      129,000           -                  -            -      129,000
Translation
  adjustment                -       -           -          -            -           - (11,000)                            (11,000)
                     ---------  ------- ---------- --------- -----------  -----------  ------- ---------  ----------- ------------

Balance at
  April 30, 1998     9,209,875 $ 1,000  1,140,000 $ 114,000 $ 20,839,000 $12,034,000 $(47,000) (1,113,976) $(4,902,000) $28,039,000
                     ========= ======= ========== ========= ============ =========== ========= =========== ===========  ===========



          See accompanying notes to consolidated financial statements.

                       GKN HOLDING CORP. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                         Three Months Ended April 30,
                                                                      ----------------------------------
                                                                           1998                1997
                                                                      --------------     ---------------
Operating activities:
   Net income/(loss)                                                  $    300,000         $ (2,453,000)
   Adjustments to reconcile net income to net
     cash provided by (used in) operating activities:
      Depreciation and amortization                                        (31,000)             163,000
      Deferred taxes and other                                             164,000             (537,000)
                                                                   ---------------       --------------
                                                                           433,000           (2,827,000)
   (Increase) decrease in operating assets:
     Receivable from brokers and dealers                                (7,344,000)           7,575,000
     Securities owned, at market value                                   3,107,000            2,219,000
     Securities owned, not readily marketable                             (286,000)             725,000
     Loans receivable                                                      (94,000)          (1,368,000)
     Income taxes receivable                                               386,000           (1,457,000)
     Other assets                                                         (266,000)             127,000
   Increase (decrease) in operating liabilities:
     Securities sold, not yet purchased                                  4,510,000           (4,456,000)
     Commissions payable                                                   799,000           (1,788,000)
     Deferred compensation                                              (1,785,000)          (1,148,000)
     Income taxes payable                                                   (1,000)            (229,000)
     Accrued expenses and other liabilities                               (937,000)          (2,359,000)
     Translation adjustment                                                (11,000)              (9,000)
                                                                   ----------------       -------------
Net cash used in operating activities                                   (1,489,000)          (4,995,000)
                                                                   ----------------       -------------

Investing activities:
   Purchase of office furniture, equipment
     and leasehold improvements                                           (171,000)             (51,000)
   Limited partnerships                                                    104,000                3,000
   Acquisition, net of cash acquired                                             -             (197,000)
   Goodwill resulting from acquisition                                           -              (33,000)
                                                                   -----------------      --------------
Net cash used in investing activities                                      (67,000)            (278,000)
                                                                   -----------------      -------------

Financing activities:
   Issuance of common shares                                                     -               53,000
   Purchase of treasury stock                                                    -           (3,586,000)
   Repayment of subordinated debt                                                -             (114,000)
                                                                   ----------------      --------------
Net cash provided by (used in) financing activities                              -           (3,647,000)
                                                                   ----------------     ----------------

Net change in cash and cash equivalents                                 (1,556,000)          (8,920,000)
Cash and cash equivalents at beginning of year                           8,111,000           17,856,000
                                                                   ----------------       -------------
Cash and cash equivalents at end of period                           $   6,555,000        $   8,936,000
                                                                     =============        =============

          See accompanying notes to consolidated financial statements.

                       GKN HOLDING CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


1.  Basis of Presentation

The consolidated financial statements include the accounts of GKN Holding Corp. and its subsidiaries (the Company). All significant intercompany accounts and transactions are eliminated in consolidation. In the opinion of management, the consolidated financial statements reflect all adjustments, which are all of a normal recurring nature, necessary for a fair statement of the Company's financial position and results of operations for the interim periods presented. These consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto for the year ended January 31, 1998, in its annual report on Form 10-K.
Certain reclassifications have been made to the prior year amounts to conform to the current presentation.

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

The Company's principal business activities are affected by many factors, including general economic and market conditions, which can result in substantial fluctuations in the Company's revenues and net income. Therefore, the results of operations for the three months ended April 30, 1998, are not necessarily indicative of the results which may be expected for the entire fiscal year.

2.  Net Capital Requirements

GKN Securities Corp. (GKN), Southeast Research Partners, Inc. (Southeast), and Shochet Securities, Inc. (Shochet), all wholly owned subsidiaries of the Company, are registered broker-dealers with the Securities and Exchange Commission (the SEC) and member firms of the National Association of Securities Dealers, Inc. (NASD). As such, GKN, Southeast, and Shochet are subject to the SEC's net capital rule, which requires the maintenance of minimum net capital.

GKN has elected to compute net capital using the alternative method permitted by the net capital rule, which requires that it maintain minimum net capital, as defined, to be greater than or equal to $250,000. At April 30,1998, GKN had net capital of $4,499,000.

Southeast has elected to compute net capital under the standard aggregate indebtedness method permitted by the net capital rule, which requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. At April 30, 1998, Southeast had net capital of $ 1,003,000 and a net capital requirement of $100,000. Southeast's net capital ratio at April 30, 1998, was 1.20 to 1.

Shochet has also elected to compute net capital under the standard aggregate indebtedness method permitted by the net capital rule. At April 30, 1998, Shochet had net capital of $ 665,000 and a net capital requirement of $100,000. Shochet's net capital ratio at April 30, 1998, was 0.98 to 1.

3.  Earnings Per Share

Effective for the fiscal year ended January 31, 1998, the Company adopted SFAS No. 128, Earnings per Share (SFAS 128), which established new standards for computing and presenting earnings per share (EPS). This statement changes the calculation and presentation of EPS. The new presentation consists of basic EPS, which includes no dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the period, and diluted EPS, which is similar to the previously disclosed fully diluted EPS. SFAS 128 will result in basic EPS results higher than EPS as calculated under the previous  method.  All  earnings  per share  amounts for all  periods  have been presented and, where appropriate, restated to conform to the SFAS 128 requirements. For the quarter ended April 30, 1997, common stock equivalents, consisting of stock options and warrants, were not included in the computation of diluted EPS, as the inclusion of such shares would be anti-dilutive due to the Company's net loss for the quarter.

The following table sets forth the computation of basic and diluted earnings per share:

                                                                     Three Months ended April 30,
                                                                     ----------------------------
                                                                       1998               1997
                                                                     ----------        ----------
     Numerator for basic and diluted EPS:
               Net income (loss)                                      $300,000        $(2,453,000)

     Denominator for basic EPS:
               Weighted-average common shares                        8,095,899          8,171,856
               Dilutive common stock equivalents                       213,123                  -
               Denominator for diluted EPS:                          8,309,022          8,171,856

     Basic EPS                                                           $0.04            $ (0.30)
     Diluted EPS                                                         $0.04            $ (0.30)

5.    Supplemental Cash Flow Information

                                                                       Three Months Ended April 30,
                                                                     -------------------------------
                                                                            1998              1997
                                                                     -------------    --------------
Cash paid for:
Income taxes                                                       $     109,000      $       731,000
Interest                                                                       -               17,000

Non-cash financing activities:
Treasury stock issued for Incentive Compensation Plan              $           -      $     3,586,000
Details of acquisition:
Fair value of assets acquired                                      $           -      $     1,479,000
Liabilities assumed                                                            -           (1,474,000)
Common stock issued in acquisition                                             -           (  960,000)
Preferred stock issued in acquisition                                          -           (1,152,000)
Goodwill                                                                       -            2,304,000
                                                                  --------------      -----------------
Net cash used for acquisition                                      $           -      $       197,000
                                                                  ===============     =================

6.   Commitments and Contingencies

Various legal proceedings are pending against the broker-dealers. Management believes that, other than as reflected in the consolidated financial statements, the aggregate liability resulting from these proceedings will not be material.

7.   Comprehensive Income

The Company has adopted SFAS No. 130, Reporting Comprehensive Income, which establishes standards for the reporting and display of comprehensive income and its components. Total comprehensive income measures all changes in stockholders' equity resulting from transactions of the period, other than transactions with stockholders.

The components of comprehensive income for the three months ended April 30, 1998 and 1997 are as follows:

                                                         Three Months Ended
                                                             April 30,
                                                       1998            1997
                                                    -------------  ------------

Net income                                           $  300,000    $(2,453,000)
  Other comprehensive income:
  Foreign currency translation adjustments              (11,000)        (9,000)
                                                     ------------  ------------
Total comprehensive income                           $  289,000    $(2,462,000)
                                                     ============  ============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

Three Months Ended April 30, 1998  vs. Three Months Ended April 30, 1997
------------------------------------------------------------------------

Earnings per share of common stock for the three months ended April 30, 1998, were $0.04 as compared to $(0.30) for the three months ended April 30, 1997. The increase in earnings was directly attributable to revenue gains through increased trading volume, greater investment banking activity, and gains in the investment account, and expense reductions resulting from the Company's cost reduction program. During January and February of 1998, the Company engaged in a cost reduction program aimed at significantly reducing the Company's breakeven point. This program, along with the revenue increases, decreased the Company's fixed costs as a percentage of revenue from 82% to 45%. The cost reduction program is ongoing and as a result, the Company expects further positive enhancements to profitability.

The Company's principal business activities are affected by many factors, including general economic and market conditions, which can result in substantial fluctuations in the Company's revenues and net income. Therefore, the results of operations for the quarter are not necessarily indicative of the results which may be expected for the entire fiscal year.

Revenues

Total revenues increased by 80% to $15,388,000 for the first quarter of fiscal 1999, mainly as a result of higher commission revenues, increased investment banking fees, and investment account gains.

Commission revenues increased by $2,905,000, or 36%, for the first quarter. The Company executed 77% more trades during the period at an average commission 23% lower as compared to the same period in the prior year.

Investment banking revenues increased by $1,677,000, or 248%. During the first quarter of fiscal 1999 the Company raised $8.0 million for corporate clients through one public offering. In the same period in fiscal 1998 the Company raised $5.8 million for its clients through two private placements. The Company is transitioning from being the sole manager on micro-cap underwritings to a co-manager on small and mid-cap issues. The Company is also participating in selling groups of other underwriters on a greater number of transactions.

Principal transactions generated gains of $1,132,000 in the first quarter of fiscal 1999, as opposed to a $754,000 loss in the fiscal 1998 quarter. Investment account gains totaled $1,370,000, while market making activities generated a loss of $238,000.

Interest income decreased $73,000 due mainly to a decrease in average cash balances.

Other revenues increased 453% to $542,000, mainly as a result of the Company's new merchant banking and asset management activities.

Expenses

Total expenses for the quarter in fiscal 1999 were $14,777,000, a 16% increase over the first quarter in fiscal 1998. This increase is tied to the increase in commission revenues, as compensation expenses are directly correlated with commissions generated.

Compensation and benefits expense increased 27% to $9,855,000. These expenses are primarily variable as commissions to brokers are paid as a percentage of commission revenues generated and incentive compensation is directly related to net income. The expense increase in fiscal 1999 is consistent with the increase in commission revenue which is partially offset by the decrease in number of employees effectuated through staff reductions in January and February of 1998.

Communications expense decreased by $124,000, or 10%, as a result of the Company's consolidation of its departments in line with its new mission. While there are certain fixed market data service expenses, many communications costs vary directly with the number of employees, particularly the number of registered representatives. The 238 registered representatives employed by the Company at April 30, 1998, represent a 27% decrease from April 30, 1997. During the same period total employees decreased by 26% to 401.

Brokerage, clearing and exchange fees increased by $179,000 or 27%. This increase was attributable to the increase in trade volume.

Occupancy and equipment expenses increased $666,000 as a result of the addition of the Southeast's offices for the entire period, the move of the Company's corporate headquarters, and the investment made to upgrade the Company's technological infrastructure.

Business development expenses decreased by 19% to $533,000 due to decreased promotional activities.

Professional fees increased by $42,000, or 18%, mainly as a result of costs associated with implementing the Company's new mission.

Investigations   and  settlements  were   eliminated,   as  the  SEC  and  NASDR
investigatory matters are settled and have been completed.

Other expenses increased $144,000 primarily due to expenses associated with the Company's development plan.

Weighted average common shares outstanding

The average number of common shares and common stock equivalents outstanding used in the computation of basic earnings per common share was 8,095,899 for the first quarter of fiscal 1999, compared with 8,171,856 in fiscal 1998. Correspondingly, the number of shares outstanding used in the diluted earnings per share computation was 8,309,022 in fiscal 1999, compared with 8,171,856 in fiscal 1998.

Liquidity and Capital Resources

Approximately 55% of the Company's assets at April 30, 1998 are highly liquid, consisting primarily of cash and cash equivalents, securities inventories, and receivables from other broker-dealers, all of which fluctuate depending upon the levels of customer business and trading activity. Additionally, at April 30, 1998, the Company had recognized income taxes receivable of $3,157,000. The income tax receivable is expected to be received upon processing the current year's tax returns, which have been filed. Receivables from broker-dealers, which are primarily from the Company's clearing broker, turn over rapidly. As a securities dealer, the Company may carry significant levels of trading inventories to meet customer needs. The Company's inventory of market-making securities is readily marketable; however, holding large blocks of the same security may limit liquidity and prevent realization of full market value for the securities. Securities owned, but not readily marketable, represent underwriter warrants and the securities underlying such warrants. The liquidity of these securities is limited. A relatively small percentage of the Company's total assets are fixed. The Company's total assets or the individual components of total assets may vary significantly from period to period because of changes relating to customer demand, economic and market conditions, and proprietary trading strategies.

GKN, Southeast, and Shochet, the Company's domestic operating broker-dealer subsidiaries, are subject to the net capital rules of the National Association of Securities Dealers, Inc. (NASD) and the Securities and Exchange Commission
(SEC). As such, they and the Company are subject to certain restrictions on the use of capital and its related liquidity. GKN's, Southeast's, and Shochet's respective net capital positions as of April 30, 1998, were $4,499,000, $1,003,000, and $665,000, which were $4,249,000, $903,000 and $565,000, respectively, in excess of their respective net capital requirements.

In conjunction with the Company's move of its corporate headquarters in New York City the Company has significantly upgraded its technological infrastructure. The combined costs of the move and the technological investment were financed through a series of operating leases. These leases total $4.8 million. As security for these leases, the Company arranged for a standby letter of credit. As collateral for the standby letter of credit, the Company has placed $2.4 million in a restricted cash escrow account with the provider. The Company intends to use debt and lease financing prudently in the future.

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

New Accounting Pronouncement

In March 1997 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128), effective beginning in the fiscal year ending January 31, 1998. This statement changes the calculation and presentation of earnings per common share (EPS). The new presentation consists of basic EPS, which includes no dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the period, and diluted EPS, which is similar to the previous fully diluted EPS. The financial statements reflect the implementation of SFAS 128.

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS 130), effective beginning in the fiscal year ending January 31, 1999. This statement establishes standards for the reporting and display of comprehensive income and its components. Total comprehensive income measures all changes in stockholders' equity resulting from transactions of the period, other than transactions with stockholders. The financial statements reflect the implementation of SFAS 130.


Safe Harbor Cautionary Statement

The Company occasionally makes forward-looking statements such as forecasts and projections of expected future performance or statements of its plans and objectives. When used in this report and in future filings by the Company with the SEC, in the Company's press releases and in oral statements made with the approval of an authorized executive officer of the Company, the words or phrases "will likely result," "the Company expects," "will continue," "is anticipated," "estimated," "project," or "outlook" or similar expressions (including confirmations by an authorized executive officer of the Company of any such expressions made by a third party with respect to the Company) are intended to identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, each of which speaks only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Factors that could affect the Company's results of operations and cause its results to differ from these statements include the volatility and price level of the securities markets; the volume, size and timing of securities transactions; the demand for investment banking services; the level and volatility of interest rates; the availability of credit; legislation affecting the business and financial communities; and the economy in general. For a more complete discussion of these and other factors, see the Company's registration statement filed on Form S-1, as amended (No. 333-05273), and the Company's periodic Form 10-K, 10-Q, and 8-K filings with the SEC. The Company has no obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

Part II - OTHER INFORMATION


Item 2.  Changes in Securities and Use of Proceeds

         During April 1998, the Company offered certain of its option holders the opportunity to swap their options for new options. Option holders could receive one new option for every two exchanged, or two new options for every three exchanged, depending upon the original grant date. The new options all have at least a one year vesting period and a strike price equal to $3.125, the closing price on the date of grant. Option holders elected to swap 186,641 outstanding options for 102,792 new options. The exemption claimed for these issuances is Section 3(a)(9) of the Securities Act of 1933, as amended.


Item 6.  Exhibits and Reports on Form 8-K

              (a) Exhibits:

              27    -  Financial Data Schedule BD

       (b) Reports on Form 8-K:

              None
                                       14

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   GKN HOLDING CORP.


Date:  June 4, 1998                               /s/ David M. Nussbaum
                                                  ---------------------
                                                  David M. Nussbaum
                                                  Chairman of the Board and
                                                  Chief Executive Officer



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

27                         Financial Data Schedule BD (4/30/98)