Form 10-Q
period 1998-07-31
RESEARCH PARTNERS INTERNATIONAL INC
filed 1998-09-14
CIK 814774

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 1998

                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________ to ________


                         Commission file number 0-21105

                      RESEARCH PARTNERS INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)


Delaware                                                 13-3414302
--------------------------------                      --------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)

One State Street Plaza, New York, NY                                 10004
----------------------------------------                           ----------
(Address of principal executive offices)                           (Zip Code)

(212)509-3800
---------------
(Registrant's telephone number, including area code)

                                GKN Holding Corp.
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                      Outstanding at September 14, 1998
--------------------------------           ----------------------------------
Common Stock, $.0001 par value                  8,110,899 shares

             RESEARCH PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES
                                      Index




Part I - Financial Information                                          Page

Item 1.   Financial Statements

     Consolidated Statements of Financial Condition as of
     July 31, 1998 (Unaudited) and January 31, 1998                       3

     Consolidated Statements of Operations for the three and six
     months ended July 31, 1998 and 1997 (Unaudited)                      4

     Consolidated Statements of Changes in Stockholders' Equity
     for the year ended January 31, 1998 and the six months
     ended July 31, 1998 (Unaudited)                                      5

     Consolidated Statements of Cash Flows for the six months
     ended July 31, 1998 and 1997 (Unaudited)                             6

     Notes to Consolidated Financial Statements                           7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                            10


Part II - Other Information

Item 4.   Submission of Matters to a Vote of Security Holders            15

Item 5    Other Information                                              15

Item 6.   Exhibits and Reports on Form 8-K                               15

Part I - FINANCIAL INFORMATION
Item 1.  Financial Statements

             RESEARCH PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES
                 Consolidated Statements of Financial Condition

                                                                              July 31,           January 31,
                                                                                1998                 1998
                                                                          --------------         ----------
                                                                           (Unaudited)
Assets
Cash and cash equivalents                                                 $   10,169,000         $    8,111,000
Receivable from brokers and dealers                                              202,000                896,000
Securities owned, at market value                                              6,203,000             10,154,000
Securities owned, not readily marketable, at fair value                          635,000              1,443,000
Investments                                                                    4,423,000              3,640,000
Office furniture, equipment and leasehold improvements, net                    1,291,000              1,043,000
Goodwill, net                                                                  3,763,000              3,684,000
Loans receivable                                                               1,613,000              1,404,000
Income taxes receivable                                                          498,000              3,544,000
Deferred tax asset                                                               629,000                      -
Other assets                                                                   2,954,000              3,053,000
                                                                          --------------         --------------
Total assets                                                              $   32,380,000         $   36,972,000
                                                                          ==============         ==============

Liabilities and Stockholders' Equity
Liabilities:
 Securities sold, not yet purchased, at market value                      $      438,000         $    2,320,000
 Commissions payable                                                           2,629,000              1,441,000
 Deferred compensation                                                            11,000              1,796,000
 Deferred tax liability                                                                -                236,000
 Accrued expenses and other liabilities                                        2,491,000              2,982,000
                                                                          --------------         --------------
                                                                               5,569,000              8,775,000
 Liability subordinated to the claims of general creditors                       498,000                576,000
                                                                          --------------         --------------
 Total liabilities                                                             6,067,000              9,351,000
                                                                          --------------         --------------

Stockholders' equity:
 Preferred stock, $.10 par value; 1,200,000 shares authorized;
    1,140,000 shares issued and outstanding                                      114,000                114,000
 Common stock, $.0001 par value; 35,000,000 shares
     authorized; 9,209,875 shares issued; 8,110,899 and
    8,095,899 shares outstanding                                                   1,000                  1,000
 Additional paid-in capital                                                   21,018,000             20,710,000
 Retained earnings                                                            10,063,000             11,734,000
 Accumulated other comprehensive income                                          (47,000)               (36,000)
                                                                          --------------         --------------
                                                                              31,149,000             32,523,000
 Less treasury stock, at cost; 1,098,976 and 1,113,976 shares                 (4,836,000)            (4,902,000)
                                                                          --------------         --------------
 Total stockholders' equity                                                   26,313,000             27,621,000
                                                                          --------------         --------------
Total liabilities and stockholders' equity                                $   32,380,000         $   36,972,000
                                                                          ==============         ==============

          See accompanying notes to consolidated financial statements.

             RESEARCH PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                 Three Months                             Six Months
                                                Ended July 31,                          Ended July 31,
                                      -----------------------------------    -------------------------------
                                           1998                1997                1998               1997
                                      ---------------     ---------------    ----------------    -----------
Revenues:
   Commissions                        $    11,009,000     $     9,630,000    $     22,018,000    $    17,734,000
   Investment banking                       1,197,000           3,053,000           3,550,000          3,729,000
   Principal transactions                  (1,214,000)          1,445,000             (82,000)           691,000
   Interest                                   316,000             310,000             668,000            735,000
   Other                                    1,098,000             357,000           1,640,000            455,000
                                      ---------------     ---------------    ----------------    ---------------
Total revenues                             12,406,000          14,795,000          27,794,000         23,344,000
                                      ---------------     ---------------    ----------------    ---------------

Expenses:
   Compensation and benefits                9,845,000           8,624,000          19,700,000         16,378,000
   Communications                           1,410,000           1,173,000           2,511,000          2,370,000
   Brokerage, clearing and
     exchange fees                          1,003,000             867,000           1,855,000          1,568,000
   Occupancy and equipment                  1,442,000             809,000           2,808,000          1,509,000
   Business development                       655,000             522,000           1,188,000          1,176,000
   Professional fees                          683,000             267,000             953,000            495,000
   Investigations and settlements                   -           1,188,000                   -          1,988,000
   Other                                      462,000           1,317,000           1,262,000          1,973,000
                                      ---------------     ---------------    ----------------    ---------------
Total expenses                             15,500,000          14,767,000          30,277,000         27,457,000
                                      ---------------     ---------------    ----------------    ---------------

Income (loss) before income taxes          (3,094,000)             28,000          (2,483,000)        (4,113,000)

Income tax (benefit)                       (1,123,000)             24,000            (812,000)        (1,664,000)
                                      ---------------     ---------------    ----------------    ---------------

Net income (loss)                     $    (1,971,000)    $         4,000    $     (1,671,000)   $    (2,449,000)
                                      ===============     ===============    ================    ===============

Basic earnings (loss)
   per common share                   $        (0.24)     $          0.00    $         (0.21)    $        (0.30)
                                      ==============      ===============    ===============     ==============

Diluted earnings (loss)
   per common share                   $        (0.24)     $          0.00    $         (0.21)    $        (0.30)
                                      ==============      ===============    ===============     ==============

Weighted average common
   shares outstanding - basic               8,104,214           8,094,334           8,100,126          8,132,452
                                      ===============     ===============    ================    ===============

Weighted average common
   shares outstanding - diluted             8,104,214           8,341,442           8,100,126          8,132,452
                                      ===============     ===============    ================    ===============


      See  accompanying  notes  to  consolidated  financial statements.
                                       4

             RESEARCH PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES Consolidated Statements of Changes in Stockholders' Equity
 For the Year Ended January 31, 1998 and the Six Months Ended July 31, 1998
                                  (Unaudited)

                                                                                  Accumulated
                                         Preferred                                   Other
                 Common Stock             Stock           Additional                Compre-      Treasury Stock
               ----------------    -------------------     Paid-in      Retained    hensive  -------------------------
                Shares     Amt.     Shares        Amt.     Capital      Earnings     Income     Shares       Amount       Total
               ---------  -------  ----------  --------- -------------  ----------- -------- -----------  ------------  ----------
Balance at
 January 31,
 1997           9,217,875   1,000           -         -   19,931,000    18,247,000   (3,000)   (992,363)   (3,150,000)  35,026,000
Net loss                -       -           -         -            -    (6,513,000)                   -             -   (6,513,000)
Stock issued -
acquisition             -       -   1,140,000   114,000    1,376,000             -              152,000       482,000    1,972,000
Stock issued -
 compensation
 plan                   -       -           -         -   (1,193,000)            -              288,944     1,193,000            -
Amortization
 of unearned
 compensation           -       -           -         -      545,000             -                    -             -      545,000
Stock options
 exercised              -       -           -         -      (45,000)            -               34,443       124,000       79,000
Note receivable
 for given              -       -           -         -      100,000             -                    -             -      100,000
Retirement
 of stock          (8,000)      -           -         -            -             -                8,000        35,000       35,000
Purchase
 of treasury
 stock                  -       -           -         -            -             -             (605,000)   (3,586,000)  (3,586,000)
Translation
 adjustment             -       -           -         -            -             -  (33,000)          -             -      (33,000)
Other                   -       -           -         -       (4,000)            -        -           -             -       (4,000)
                 --------  ------  -----------  -------    ---------    ----------   -------    -------     ---------    ----------
Balance at
 January 31,
 1998           9,209,875  $1,000   1,140,000  $114,000  $20,710,000   $11,734,000 $(36,000) (1,113,976)  $(4,902,000) $27,621,000

Net loss                -       -           -         -            -    (1,671,000)       -           -             -   (1,671,000)
Stock issued -
 compensation
 plan                   -       -           -         -       (6,000)            -        -      15,000        66,000       60,000
Amortization
 of unearned
 compensation           -       -           -         -      314,000             -        -           -             -      314,000
Translation
 adjustment             -       -           -         -            -             -   (11,000)         -             -      (11,000)
                 --------  ------  -----------  -------    ---------    ----------   -------    -------     ---------    ----------
Balance at
 July 31,
 1998           9,209,875 $1,000    1,140,000  $114,000  $21,018,000  $ 10,063,000  $(47,000)(1,098,976)  $(4,836,000) $26,313,000
                ========= ======  ===========  ========  ===========  ============  ========  =========   ===========  ===========



     See   accompanying   notes  to  consolidated financial statements.

             RESEARCH PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                        Six Months Ended July 31,
                                                                        1998                   1997
                                                                  ----------------        --------------
Operating activities:
   Net loss                                                       $     (1,671,000)       $     (2,449,000)
   Adjustments to reconcile net loss to net
     cash provided by (used in) operating activities:
      Depreciation and amortization                                        360,000                 354,000
      Deferred taxes                                                      (865,000)                (85,000)
      Other                                                                381,000                 254,000
                                                                  ----------------        ----------------
                                                                        (1,795,000)             (1,926,000)
   (Increase) decrease in operating assets:
     Receivable from brokers and dealers                                   694,000               4,673,000
     Securities owned, at market value                                   3,951,000                 515,000
     Securities owned, not readily marketable                              808,000                 239,000
     Loans receivable                                                     (209,000)             (2,182,000)
     Income taxes receivable                                             3,046,000              (2,017,000)
     Other assets                                                           18,000                (308,000)
 Increase (decrease) in operating liabilities:
     Securities sold, not yet purchased                                 (1,882,000)             (1,229,000)
     Commissions payable                                                 1,188,000              (1,106,000)
     Deferred compensation                                              (1,785,000)               (516,000)
     Income taxes payable                                                        -                (229,000)
     Accrued expenses and other liabilities                               (491,000)              1,794,000
     Translation adjustment                                                (11,000)                (19,000)
                                                                  ----------------        ----------------
Net cash provided by (used in) operating activities                      3,532,000              (2,311,000)
                                                                  ----------------        ----------------

Investing activities:
 Purchase of office furniture, equipment
     and leasehold improvements                                           (448,000)               (117,000)
 Limited partnerships                                                     (783,000)               (372,000)
 Acquisition, net of cash acquired                                               -                (197,000)
 Goodwill resulting from acquisition                                      (159,000)                  9,000
                                                                  ----------------        ----------------
Net cash used in investing activities                                   (1,390,000)               (677,000)
                                                                  ----------------        ----------------

Financing activities:
   Issuance of common shares                                                     -                  75,000
   Purchase of treasury stock                                                    -              (3,586,000)
   Repayment of subordinated debt                                          (84,000)               (186,000)
                                                                  ----------------        ----------------
Net cash used in financing activities                                      (84,000)             (3,697,000)
                                                                  ----------------        ----------------

Net change in cash and cash equivalents                                  2,058,000              (6,685,000)
Cash and cash equivalents at beginning of year                           8,111,000              17,856,000
                                                                  ----------------        ----------------
Cash and cash equivalents at end of period                        $     10,169,000        $     11,171,000
                                                                  ================        ================


  See  accompanying  notes  to  consolidated  financial statements.

             RESEARCH PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


1.  Basis of Presentation

The consolidated financial statements include the accounts of Research Partners International, Inc. and its subsidiaries (the Company). All significant intercompany accounts and transactions are eliminated in consolidation. In the opinion of management, the consolidated financial statements reflect all adjustments, which are all of a normal recurring nature, necessary for a fair statement of the Company's financial position and results of operations for the interim periods presented. These consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto for the year ended January 31, 1998, in its annual report on Form 10-K. Certain reclassifications have been made to the prior year amounts to conform to the current presentation.

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

The Company's principal business activities are affected by many factors, including general economic and market conditions, which can result in substantial fluctuations in the Company's revenues and net income. Therefore, the results of operations for the six months ended July 31, 1998, are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

GKN has elected to compute net capital using the alternative method permitted by the net capital rule, which requires that it maintain minimum net capital, as defined, to be greater than or equal to $250,000. At July 31, 1998, GKN had net capital of $4,807,000.

Southeast has elected to compute net capital under the standard aggregate indebtedness method permitted by the net capital rule, which requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. At July 31, 1998, Southeast had net capital of $690,000 and a net capital requirement of $163,000. Southeast's net capital ratio at July 31, 1998, was 3.54 to 1.

Shochet has also elected to compute net capital under the standard aggregate indebtedness method permitted by the net capital rule. At July 31, 1998, Shochet had net capital of $ 454,000 and a net capital requirement of $100,000. Shochet's net capital ratio at July 31, 1998, was 1.46 to 1.

3.  Earnings Per Share

Effective for the fiscal year ended January 31, 1998, the Company adopted SFAS No. 128, Earnings per Share (SFAS 128), which established new standards for computing and presenting earnings per share (EPS). This statement changes the calculation and presentation of EPS. The new presentation consists of basic EPS, which includes no dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the period, and diluted EPS, which is similar to the previously disclosed fully diluted EPS. SFAS 128 will result in basic EPS results higher than EPS as calculated under the previous  method.  All  earnings  per share  amounts for all  periods  have been presented and, where appropriate, restated to conform to the SFAS 128 requirements. For the three and six month periods ended July 31, 1998 and for the six months ended July 31, 1997, common stock equivalents, consisting of stock options, warrants and convertible preferred stock, were not included in the computation of diluted EPS, as the inclusion of such shares would be anti-dilutive due to the Company's net loss in those periods.

The following table sets forth the computation of basic and diluted earnings per share:

                                                  Three months ended July 31,        Six months ended July 31,
                                            -----------------------------------    -------------------------------
                                                    1998               1997            1998              1997
                                               --------------    ---------------    --------------   -------------
     Numerator for basic and diluted EPS:
       Net income (loss)                       $   (1,971,000)  $        4,000    $   (1,671,000)  $    (2,449,000)

     Denominator for basic EPS:
       Weighted-average common shares               8,104,214        8,094,334         8,100,126         8,132,452
       Dilutive common stock equivalents                    -          247,108                 -                 -
                                               --------------   --------------    --------------   ---------------
       Denominator for diluted EPS:                 8,104,214        8,341,442         8,100,126         8,132,452

     Basic EPS                                 $       (0.24)   $         0.00    $       (0.21)   $        (0.30)
     Diluted EPS                               $       (0.24)   $         0.00    $       (0.21)   $        (0.30)

4.   Supplemental Cash Flow Information

                                                   Six Months Ended July 31,
                                                   -------------------------
                                                       1998           1997
                                                   ------------  -----------
Cash paid for:
Income taxes                                      $   199,000      $  731,000
Interest                                                9,000          34,000


Non-cash financing activities:
   Treasury stock issued for
    Incentive Compensation Plan                   $    66,000      $3,586,000

Details of acquisition:
   Fair value of assets acquired                  $         -      $1,479,000
   Liabilities assumed                                      -      (1,474,000)
   Common stock issued in acquisition                       -        (960,000)
   Preferred stock issued in acquisition                    -      (1,152,000)
   Goodwill                                                 -       2,304,000
                                                  ------------   -------------
   Net cash used for acquisition                  $         -     $   197,000
                                                  ============   =============

5.   Commitments and Contingencies

Various legal proceedings are pending against the broker-dealers. Management believes that, other than as reflected in the consolidated financial statements, the aggregate liability resulting from these proceedings will not be material.

6.   Comprehensive Income

The Company has adopted SFAS No. 130, Reporting Comprehensive Income, which establishes standards for the reporting and display of comprehensive income and its components. Total comprehensive income measures all changes in stockholders' equity resulting from transactions of the period, other than transactions with stockholders.

The components of comprehensive income for the three and six months ended July 31, 1998 and 1997 are as follows:


                                                  Three months ended July 31,         Six months ended July 31,
                                               --------------------------------   -------------------------------
                                                    1998               1997            1998              1997
                                               ----------------  --------------   --------------   ---------------
Net income                                     $   (1,971,000)  $        4,000    $   (1,671,000)  $    (2,449,000)
Other comprehensive income:
         Foreign currency translation
                  adjustments                               -          (11,000)          (11,000)          (19,000)
                                              ----------------  ---------------   ---------------   ---------------
Total comprehensive income                     $   (1,971,000)  $       (7,000)   $   (1,682,000)  $    (2,468,000)
                                               ==============   ==============    ==============   ================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Months Ended July 31, 1998  vs. Three Months Ended July 31, 1997
----------------------------------------------------------------------

Net loss for the three months ended July 31, 1998 was $(1,971,000) as compared with net income of $4,000 for the three months ended July 31, 1997. Loss per share of common stock for the three months ended July 31, 1998 was $(0.24) as compared to $0.00 for the three months ended July 31, 1997. The decrease was primarily attributable to lower investment banking activity and larger losses from principal transactions. During the quarter, the Company expanded its business to include day trading and fixed income activities. This expansion, notwithstanding the investment costs, is expected to enhance profitability in the near future.

The Company's principal business activities are affected by many factors, including general economic and market conditions, which can result in substantial fluctuations in the Company's revenues and net income. Therefore, the results of operations for the quarter are not necessarily indicative of the results which may be expected for the entire fiscal year.

Revenues

Total revenues decreased by 16% to $12,406,000 for the second quarter of fiscal 1999, mainly as a result of trading and investment revenue losses and a decrease in investment banking activity. These decreases were offset by increases in commission revenues and other income.

Commission revenues increased by $1,379,000, or 14%, for the second quarter. The Company executed 41% more trades during the period at an average commission 19% lower as compared to the same period in the prior year.

Investment banking revenues decreased by $1,856,000, or 61%. During the second quarter of fiscal 1999 the Company raised $15.2 million for corporate clients through one public offering and one private placement. In the same period in fiscal 1998 the Company raised $46.4 million for its clients through four public offerings and two private placements. The Company is transitioning from being the sole manager on micro-cap underwritings to a co-manager on small and mid-cap issues.

Principal transactions generated losses of $(1,214,000) in the second quarter of fiscal 1999, as opposed to a $1,445,000 gain in the fiscal 1998 quarter. Investment account losses totaled $(472,000), while market making activities generated a loss of $(742,000).

Other revenues increased $741,000 to $1,098,000, mainly as a result of the Company's merchant banking and asset management activities.


Expenses

Total expenses for the quarter in fiscal 1999 were $15,500,000, a 5% increase over the first quarter in fiscal 1998. The increase is attributable to increases in compensation and benefits expense, as well as occupancy and equipment charges and professional fees, offset by decreases in investigations and settlements and other expenses.

Compensation and benefits expense increased 14% to $9,845,000. These expenses are primarily variable as commissions to brokers are paid as a percentage of commission revenues generated. The expense increase in fiscal 1999 is consistent with the increase in commission revenue, and personnel costs associated with the Company's expansion into day trading and fixed income activities.

Communications expense increased by $237,000, or 20%, as a result of the Company's new business ventures.

Brokerage, clearing and exchange fees increased by $136,000 or 16%. This increase was attributable to the increase in trade volume.

Occupancy and equipment expenses increased $633,000, or 78% as a result of the addition of new branch offices, the move of the Company's corporate headquarters, and the investment made to upgrade the Company's technological infrastructure.

Business development expenses increased by 26% to $655,000 due to increased promotional activities.

Professional fees increased by $416,000, mainly as a result of costs associated with implementing the Company's new mission.

Investigations   and  settlements  were   eliminated,   as  the  SEC  and  NASDR
investigatory matters are settled and have been completed.

Other  expenses   decreased   $855,000,   or  65%  primarily  due  to  decreased
amortization of recruiting payments to brokers.

Weighted average common shares outstanding

The average number of common shares and common stock equivalents outstanding used in the computation of basic earnings per common share was 8,104,214 for the second quarter of fiscal 1999, compared with 8,094,334 in fiscal 1998. The average number of common shares and common stock equivalents outstanding used in the computation of diluted earnings per common share was 8,104,214 for the second quarter of fiscal 1999, compared with 8,341,442 in fiscal 1998.

Six Months Ended July 31, 1998 vs. Six Months Ended July 31, 1997
-------------------------------------------------------------------

Net loss for the six months ended July 31, 1998 was $(1,671,000) as compared with net loss of $(2,449,000) for the six months ended July 31, 1997. Loss per share of common stock for the six months ended July 31, 1998 was $(0.21) as compared to $(0.30) for the six months ended July 31, 1997. The increase in operating results is primarily the result of increased commission revenues and other income as well as the elimination of expenses associated with investigations and settlements.

The results of operations for the six months are not necessarily indicative of the results which may be expected for the entire fiscal year.

Revenues

Total revenues increased $4,450,000 or 19% to $27,794,000 for the first half of fiscal 1999, mainly as a result of increased commissions revenue and other income. These increases were partially offset by losses from principal transactions.

Commission revenues increased 24%, or $4,284,000, for the six months ended July 31, 1998. The Company executed 57% more trades during the period at an average commission 21% lower as compared to the same period in the prior year.

Investment banking revenues decreased by $179,000. During the first half of fiscal 1999 the Company raised $23.5 million for corporate clients through two public offerings and one private placement. In the same period in fiscal 1998 the Company raised $52.2 million for its clients through four public offerings and four private placements.

Principal transactions generated losses of $(82,000) in the first six months of fiscal 1999, as opposed to a $691,000 gain in the same period in fiscal 1998. Investment account gains totaled $898,000, while market making activities generated a loss of $(980,000).

Other revenues increased $1,185,000 to $1,640,000, mainly as a result of the Company's merchant banking and asset management activities.


Expenses

Total expenses for the first half of fiscal 1999 were $30,277,000, a 10% increase over the same period in fiscal 1998. As a percentage of revenues, these expenses decreased from 118% in fiscal 1998 to 109% in fiscal 1999.

Fluctuations in the Company's expense categories for the six month period resulted from the same factors causing fluctuations for the second quarter. The primary factors resulting in higher expenses were the increase in trading volume, relocation of corporate headquarters, opening of new branch offices, and technological upgrades. Primary factors resulting in decreased expenses were the elimination of the investigations and settlements expenses and decreased amortization of recruiting payments to brokers.

Weighted average common shares outstanding

The average number of common shares and common stock equivalents outstanding used in the computation of basic and diluted earnings per common share was 8,100,126 for the first half of fiscal 1999 and 8,132,452 for the first half of fiscal 1998.


Liquidity and Capital Resources

Approximately 51% of the Company's assets at July 31, 1998 are highly liquid, consisting primarily of cash and cash equivalents, securities inventories, and receivables from other broker-dealers, all of which fluctuate depending upon the levels of customer business and trading activity. Receivables from broker-dealers, which are primarily from the Company's clearing broker, turn over rapidly. As a securities dealer, the Company may carry significant levels of trading inventories to meet customer needs. The Company's inventory of market-making securities is readily marketable; however, holding large blocks of the same security may limit liquidity and prevent realization of full market value for the securities. Securities owned, but not readily marketable, represent underwriter warrants and the securities underlying such warrants. The liquidity of these securities is limited. A relatively small percentage of the Company's total assets are fixed. The Company's total assets or the individual components of total assets may vary significantly from period to period because of changes relating to customer demand, economic and market conditions, and proprietary trading strategies.

GKN, Southeast, and Shochet, the Company's domestic operating broker-dealer subsidiaries, are subject to the net capital rules of the National Association of Securities Dealers, Inc. (NASD) and the Securities and Exchange Commission
(SEC). As such, they and the Company are subject to certain restrictions on the use of capital and its related liquidity. GKN's, Southeast's, and Shochet's respective net capital positions as of July 31, 1998, were $4,807,000, $690,000, and $454,000, which were $4,557,000, $527,000 and $354,000, respectively, in excess of their respective net capital requirements.

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

New Accounting Pronouncements

In March 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128), effective beginning in the fiscal year ending January 31, 1998. This statement changes the calculation and presentation of earnings per common share (EPS). The new presentation consists of basic EPS, which includes no dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the period, and diluted EPS, which is similar to the previous fully diluted EPS. The financial statements reflect the implementation of SFAS 128.

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

Part II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

         The Company held its Annual Meeting of Stockholders on July 15, 1998. At the meeting, the three incumbent directors for re-election were re-elected to three-year terms, receiving the number of votes set forth below:

         Director               Votes for Re-Election        Authority Withheld
         ------------------     ----------------------      -------------------
         Peter R. Kent                 5,834,091                  55,455
         John P. Margaritis            5,823,341                  66,205
         Peter R. McMullin             5,824,091                  65,455

         At the meeting, the stockholders also approved an amendment to the Company's Certificate of Incorporation to change its name from GKN Holding Corp. to Research Partners International, Inc. The votes were as follows:

             For           Against         Abstain        Broker Non-Votes
          -----------      -------         -------        -----------------
           5,852,796         2,650          34,100                -

Item 5.  Other Information

         Notice to Stockholders Regarding 1999 Annual Meeting of Stockholders:

         Pursuant to Rule 14a-4 promulgated by the Securities and Exchange Commission, stockholders are advised that the Company's management shall be permitted to exercise discretionary voting authority under proxies it solicits and obtains for the Company's 1999 Annual Meeting of Stockholders with respect to any proposal presented by a stockholder at such meeting, without any discussion of the proposal in the Company's proxy statement for such meeting, unless the Company receives notice of such proposal at its principal office located at One State Street Plaza, New York, New York, no later than April 30, 1999.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:

         3.1(b)   -  Amendment to Registrant's Restated Certificate of
                     Incorporation

         27       -  Financial Data Schedule BD

         (b) Reports on Form 8-K:

         The Company filed a Current Report on Form 8-K, dated July 23, 1998, reporting under Item 5, Other Events, the issuance of two press releases which announced, (i) that the Company's stockholders approved a change in the Company's name from GKN Holding Corp. to Research Partners International, Inc. and the re-election of certain of its incumbent directors and (ii) the change in the Company's symbol to RPII and its CUSIP number to 761013101.

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                RESEARCH PARTNERS INTERNATIONAL, INC.


Date:  September 14, 1998       /s/ David M. Nussbaum
                                ---------------------
                                David M. Nussbaum
                                Chairman of the Board and
                                Chief Executive Officer



                                /s/ Peter R. Kent
                                ---------------------------
                                Peter R. Kent, Executive Vice President
                                Chief Operating Officer and
                                Chief Financial Officer

             RESEARCH PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES
                                  Exhibit Index



Number        Description

3.1(b)        Amendment to Registrant's Restated Certificate of Incorporation

27            Financial Data Schedule BD (7/31/98)