Form 10-Q
period 1998-10-31
RESEARCH PARTNERS INTERNATIONAL INC
filed 1998-12-15
CIK 814774

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 1998

                                       or

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________ to ________


                         Commission file number 0-21105

                      RESEARCH PARTNERS INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)


     Delaware                                                 13-3414302
-----------------------------------                       --------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

One State Street Plaza, New York, NY                             10004
----------------------------------------                  --------------------
(Address of principal executive offices)                       (Zip Code)

(212)509-3800
---------------------------------------------------
(Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No __


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                       Outstanding at December 1, 1998
-------------------------------             -------------------------------
Common Stock, $.0001 par value                     8,410,899 shares

             RESEARCH PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES
                                      Index



Part I - Financial Information                                          Page

Item 1.   Financial Statements

     Consolidated Statements of Financial Condition as of
     October 31, 1998 (Unaudited) and January 31, 1998                    3

     Consolidated Statements of Operations for the three and nine
     months ended October 31, 1998 and 1997 (Unaudited)                   4

     Consolidated  Statements  of Changes in  Stockholders'  Equity
     for the year ended January 31, 1998 and the nine months
     ended October 31, 1998 (Unaudited)                                   5

     Consolidated Statements of Cash Flows for the nine months
     ended October 31, 1998 and 1997 (Unaudited)                          6

     Notes to Consolidated Financial Statements                           7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                            10


Part II - Other Information

Item 2.   Changes in Securities and Use of Proceeds                      16

Item 6.   Exhibits and Reports on Form 8-K                               16

Part I - FINANCIAL INFORMATION
Item 1.  Financial Statements

             RESEARCH PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES
                 Consolidated Statements of Financial Condition

                                                                             October 31,         January 31,
                                                                                1998                   1998
                                                                          --------------         ----------
                                                                           (Unaudited)
Assets
Cash and cash equivalents                                                 $    5,811,000         $    8,111,000
Receivable from brokers and dealers                                            3,156,000                896,000
Securities owned, at market value                                              2,284,000             10,154,000
Securities owned, not readily marketable, at fair value                          430,000              1,443,000
Investments                                                                    4,372,000              3,640,000
Loans receivable                                                               1,605,000              1,404,000
Income taxes receivable                                                        2,059,000              3,544,000
Deferred tax asset                                                             1,070,000                      -
Office furniture, equipment and leasehold improvements, net                    2,135,000              1,580,000
Goodwill, net                                                                  3,722,000              3,684,000
Other assets                                                                   1,555,000              2,516,000
                                                                          --------------         --------------

Total assets                                                              $   28,199,000         $   36,972,000
                                                                          ==============         ==============

Liabilities and Stockholders' Equity
Liabilities:
   Securities sold, not yet purchased, at market value                    $      516,000         $    2,320,000
   Commissions payable                                                         1,521,000              1,441,000
   Deferred compensation                                                          11,000              1,796,000
   Deferred tax liability                                                              -                236,000
   Accrued expenses and other liabilities                                      2,404,000              2,982,000
                                                                          --------------         --------------
                                                                               4,452,000              8,775,000
   Liability subordinated to the claims of general creditors                     499,000                576,000
                                                                          --------------         --------------
   Total liabilities                                                           4,951,000              9,351,000
                                                                          --------------         --------------

Stockholders' equity:
   Preferred stock, $.10 par value; 1,200,000 shares authorized;
      1,140,000 shares issued and outstanding                                    114,000                114,000
   Common stock, $.0001 par value; 35,000,000 shares
     authorized; 9,209,875 shares issued; 8,410,899 and
      8,095,899 shares outstanding                                                 1,000                  1,000
   Additional paid-in capital                                                 20,912,000             20,710,000
   Retained earnings                                                           5,743,000             11,734,000
   Accumulated other comprehensive income                                         (6,000)               (36,000)
                                                                          --------------         --------------
                                                                              26,764,000             32,523,000
   Less treasury stock, at cost; 798,976 and 1,113,976 shares                 (3,516,000)            (4,902,000)
                                                                          --------------         --------------
   Total stockholders' equity                                                 23,248,000             27,621,000
                                                                          --------------         --------------

Total liabilities and stockholders' equity                                $   28,199,000         $36,972,000
                                                                          ==============         ===========


          See accompanying notes to consolidated financial statements.

             RESEARCH PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                 Three Months                             Nine Months
                                               Ended October 31,                       Ended October 31,
                                       ----------------------------------    ----------------------------------
                                           1998                1997                1998                1997
                                       ---------------    ---------------    ----------------    --------------
Revenues:
   Commissions                        $     6,831,000     $    12,513,000    $     28,849,000    $    30,247,000
   Investment banking                         104,000             914,000           3,654,000          4,643,000
   Principal transactions                  (1,486,000)            913,000          (1,568,000)         1,605,000
   Interest                                   326,000             327,000             994,000          1,063,000
   Other                                      771,000             450,000           2,411,000            903,000
                                      ---------------     ---------------    ----------------    ---------------
Total revenues                              6,546,000          15,117,000          34,340,000         38,461,000
                                      ---------------     ---------------    ----------------    ---------------

Expenses:
   Compensation and benefits                7,021,000           9,968,000          26,721,000         26,796,000
   Occupancy and equipment                  1,484,000             943,000           4,292,000          2,501,000
   Communications                           1,347,000           1,242,000           3,858,000          3,609,000
   Brokerage, clearing and
     exchange fees                            882,000             966,000           2,737,000          2,532,000
   Professional fees                          525,000             271,000           1,478,000            756,000
   Business development                       392,000             419,000           1,580,000          1,606,000
   Investigations and settlements                   -             204,000                   -          2,192,000
   Other                                    1,205,000             965,000           2,467,000          2,443,000
                                      ---------------     ---------------    ----------------    ---------------
Total expenses                             12,856,000          14,978,000          43,133,000         42,435,000
                                      ---------------     ---------------    ----------------    ---------------

(Loss) income before income taxes          (6,310,000)            139,000          (8,793,000)        (3,974,000)

Income tax (benefit)                       (1,990,000)            196,000          (2,802,000)        (1,468,000)
                                      ---------------     ---------------    ----------------    ---------------

Net loss                              $    (4,320,000)    $       (57,000)   $     (5,991,000)   $    (2,506,000)
                                      ===============     ================   ================    ===============

Basic loss per common share           $         (0.53)     $        (0.01)    $         (0.74)    $         (0.31)
                                      ===============     ===============    ================    ===============

Diluted loss per common share         $         (0.53)     $        (0.01)    $         (0.74)    $         (0.31)
                                      ===============     ===============    ================     ===============

Weighted average common
   shares outstanding - basic               8,211,986           8,096,769           8,137,822           8,120,427
                                      ===============     ===============    ================     ===============

Weighted average common
   shares outstanding - diluted             8,211,986           8,096,769           8,137,822          8,120,427
                                      ===============     ===============    ================    ===============


          See accompanying notes to consolidated financial statements.

             RESEARCH PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES Consolidated Statements of Changes in Stockholders' Equity

                                                                                  Accumulated
                                            Preferred                                Other
                       Common Stock           Stock        Additional                Compre-     Treasury Stock
                     ---------------- -------------------   Paid-in     Retained     hensive    -----------------
                      Shares     Amt.   Shares     Amt.     Capital     Earnings     Income     Shares     Amount         Total
                     --------- ------ ----------  -------- -----------  -----------  -------   ---------  -----------  ----------
Balance at
 January 31, 1997    9,217,875 $1,000          -  $      -  $19,931,000 $18,247,000  $ (3,000)  (992,363) $(3,150,000) $35,026,000
Net loss                     -      -          -         -            -  (6,513,000)       -           -            -   (6,513,000)
Stock issued -
 acquisition                 -      -  1,140,000   114,000    1,376,000           -        -     152,000      482,000    1,972,000
Stock issued -
compensation plan            -      -          -         -   (1,193,000)          -        -     288,944    1,193,000            -
Amortization of
 unearned compen-
 sation                      -      -          -         -      545,000           -        -           -            -      545,000
Stock options
 exercised                   -      -          -         -      (45,000)          -        -      34,443      124,000       79,000
Note receivable
 forgiven                    -      -          -         -      100,000           -        -           -            -      100,000
Retirement of stock     (8,000)     -          -         -            -           -        -       8,000       35,000       35,000
Purchase of
 treasury stock              -      -          -         -            -           -        -    (605,000)  (3,586,000)  (3,586,000)
Translation
  adjustment                 -      -          -         -            -           -   (33,000)         -            -      (33,000)
Other                        -      -          -         -       (4,000)          -         -          -            -       (4,000)
                     --------- ------ ---------- --------- ------------ ----------- ---------  ---------  ----------- ------------

Balance at
 January 31, 1998    9,209,875  1,000  1,140,000   114,000   20,710,000  11,734,000   (36,000)(1,113,976)  (4,902,000)  27,621,000

Net loss                     -      -          -         -            -  (5,991,000)        -          -            -   (5,991,000)
Stock issued -
 compensation plan           -      -          -         -       (6,000)          -         -     15,000       66,000       60,000
Stock issued - sale          -      -          -         -     (270,000)          -         -    300,000    1,320,000    1,050,000
Amortization of
 unearned compensation       -      -          -         -      478,000           -         -          -            -      478,000
Translation adjustment       -      -          -         -            -           -    30,000          -            -       30,000
                     --------- ------ ---------- --------- ------------ ----------- ---------  ---------  ----------- ------------
Balance at
 October 31, 1998    9,209,875 $1,000  1,140,000 $ 114,000 $ 20,912,000 $ 5,743,000  $ (6,000)  (798,976) $(3,516,000) $23,248,000
                     ========= ====== ========== ========= ============ =========== =========  =========  =========== ============


          See accompanying notes to consolidated financial statements.

             RESEARCH PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                     Nine Months Ended October 31,
                                                                 ------------------------------------
                                                                       1998                 1997
                                                                 --------------       ---------------

Operating activities:
 Net loss                                                       $   (5,991,000)       $     (2,506,000)
 Adjustments to reconcile net loss to net
   cash used in operating activities:
  Depreciation and amortization                                        566,000                 536,000
  Deferred taxes                                                    (1,306,000)                506,000
  Gain on sale of subsidiary                                          (599,000)                      -
  Other                                                                546,000                 403,000
                                                                --------------        ----------------
                                                                    (6,784,000)             (1,061,000)
(Increase) decrease in operating assets:
  Receivable from brokers and dealers                               (2,260,000)              3,793,000
  Securities owned, at market value                                  7,870,000               1,783,000
  Securities owned, not readily marketable                           1,013,000                (183,000)
  Loans receivable                                                    (201,000)             (2,287,000)
  Income taxes receivable                                            1,485,000              (2,408,000)
  Other assets                                                         839,000              (1,284,000)
 Increase (decrease) in operating liabilities:
  Securities sold, not yet purchased                                (1,804,000)             (2,390,000)
  Commissions payable                                                   80,000                (283,000)
  Deferred compensation                                             (1,785,000)               (353,000)
  Income taxes payable                                                       -                (229,000)
  Accrued expenses and other liabilities                              (626,000)             (2,575,000)
  Translation adjustment                                                29,000                 (18,000)
                                                                --------------        ----------------
Net cash used in operating activities                               (2,144,000)             (7,495,000)
                                                                --------------        ----------------

Investing activities:
 Purchase of office furniture, equipment
   and leasehold improvements                                         (898,000)               (160,000)
 Investment in limited partnerships                                   (732,000)               (457,000)
 Acquisition, net of cash acquired                                           -                (176,000)
 Sale of subsidiary, net of cash sold                                  666,000                       -
 Goodwill resulting from acquisition                                  (158,000)                (58,000)
                                                                --------------        ----------------
Net cash used in investing activities                               (1,122,000)               (851,000)
                                                                --------------        ----------------

Financing activities:
 Issuance of common shares                                                   -                  75,000
 Sale (purchase) of treasury stock                                   1,050,000              (3,586,000)
 Repayment of subordinated debt                                        (84,000)               (186,000)
                                                                --------------        ----------------
Net cash provided by (used in) financing activities                    966,000              (3,697,000)
                                                                --------------        ----------------

Net change in cash and cash equivalents                             (2,300,000)            (12,043,000)
Cash and cash equivalents at beginning of year                       8,111,000              17,856,000
                                                                --------------        ----------------
Cash and cash equivalents at end of period                        $  5,811,000        $      5,813,000
                                                                ==============        ================

          See accompanying notes to consolidated financial statements.

             RESEARCH PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


1.  Basis of Presentation

The consolidated financial statements include the accounts of Research Partners International, Inc. and its subsidiaries (the "Company"). All significant intercompany accounts and transactions are eliminated in consolidation. In the opinion of management, the consolidated financial statements reflect all adjustments, which are all of a normal recurring nature, necessary for a fair statement of the Company's financial position and results of operations for the interim periods presented. These consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto for the year ended January 31, 1998, in its annual report on Form 10-K. Certain reclassifications have been made to the prior year amounts to conform to the current presentation.

The financial statements conform with generally accepted accounting principles ("GAAP"). The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could vary from these estimates.

The Company's principal business activities are affected by many factors, including general economic and market conditions, which can result in substantial fluctuations in the Company's revenues and net income. Therefore, the results of operations for the nine months ended October 31, 1998, are not necessarily indicative of the results which may be expected for the entire fiscal year.

2. Sale of Subsidiary

On October 1, 1998, the Company sold its 60% majority ownership interest in one of its Swiss subsidiaries, GKN Asset Management AG, to a Swiss investor for 1,000,000 Swiss francs, or $728,000. The Company recognized a gain of $599,000 on the sale, which is included in other income in the statement of operations.

3.  Net Capital Requirements

GKN Securities Corp. (GKN), Southeast Research Partners, Inc. ("Southeast"), and Shochet Securities, Inc. ("Shochet"), all wholly owned subsidiaries of the Company, are registered broker-dealers with the Securities and Exchange
Commission (the "SEC") and member firms of the National Association of Securities Dealers, Inc. ("NASD"). As such, GKN, Southeast, and Shochet are subject to the SEC's net capital rule, which requires the maintenance of minimum net capital.

GKN has elected to compute net capital using the alternative method permitted by the net capital rule, which requires that it maintain minimum net capital, as defined, to be greater than or equal to $250,000. At October 31, 1998, GKN had net capital of $798,000.

Southeast has elected to compute net capital under the standard aggregate indebtedness method permitted by the net capital rule, which requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. At October 31, 1998, Southeast had net capital of $ 657,000 and a net capital requirement of $101,000. Southeast's net capital ratio at October 31, 1998, was 2.30 to 1.

Shochet has also elected to compute net capital under the standard aggregate indebtedness method permitted by the net capital rule. At October 31, 1998, Shochet had net capital of $ 435,000 and a net capital requirement of $100,000. Shochet's net capital ratio at October 31, 1998, was 1.73 to 1.

4.  Earnings Per Share

Effective for the fiscal year ended January 31, 1998, the Company adopted SFAS No. 128, Earnings per Share ("SFAS 128"), which established new standards for computing and presenting earnings per share ("EPS"). This statement changes the calculation and presentation of EPS. The new presentation consists of basic EPS, which includes no dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the period, and diluted EPS, which is similar to the previously disclosed fully diluted EPS. SFAS 128 will result in basic EPS results higher than EPS as calculated under the previous  method.  All  earnings  per share  amounts for all  periods  have been presented and, where appropriate, restated to conform to the SFAS 128 requirements. For the three and nine month periods ended October 31, 1998 and 1997, common stock equivalents, consisting of stock options, warrants and convertible preferred stock, were not included in the computation of diluted EPS, as the inclusion of such shares would be anti-dilutive due to the Company's net loss in those periods.

5.   Supplemental Cash Flow Information

                                                                     Nine Months Ended October 31,
                                                                   ----------------------------------
                                                                        1998                1997
                                                                  ----------------    ---------------
Cash paid for:
Income taxes                                                      $        219,000    $       731,000
                                                                  ================    ===============
Interest                                                          $          9,000    $        26,000
                                                                  ================    ===============

Non-cash investing  transactions
 relating to the Company's purchase acquisition
 that is not reflected in the consolidated
 statement of cash flows:
     Fair value of assets acquired                                $              -    $     2,156,000
     Goodwill acquired                                                           -          2,177,000
     Liabilities assumed                                                         -         (1,474,000)
     Preferred stock issued                                                      -         (1,094,000)
     Treasury stock issued                                                       -           (912,000)
                                                                  ----------------    ---------------
       Cash paid                                                                 -            853,000
       Less:  cash acquired                                                      -           (677,000)
                                                                  ----------------    ---------------
       Net cash paid for acquisition                              $              -    $       176,000
                                                                  ================    ===============

Non-cash financing transactions:
   Treasury stock issued for Incentive Compensation Plan          $         60,000    $     1,734,000
                                                                  ================    ===============

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

The components of comprehensive income for the three and nine months ended October 31, 1998 and 1997 are as follows:

                                                Three months ended October 31,      Nine months ended October 31,
                                               --------------------------------   ---------------------------------
                                                    1998               1997            1998              1997
                                               --------------   ---------------   --------------   ----------------
Net income                                     $   (4,320,000)  $      (57,000)   $   (5,991,000)  $    (2,506,000)
Other comprehensive income:
   Foreign currency translation
     adjustments                                       41,000          (14,000)           30,000           (33,000)
                                               --------------   --------------    --------------   ---------------
Total comprehensive income                     $   (4,279,000)  $      (71,000)   $   (5,961,000)  $    (2,539,000)
                                               ==============   ===============   ==============   ===============

8.   Subsequent Event

On November 4, 1998, the Company and its wholly owned subsidiary, RPII Acquisition Corporation ("RPII Acquisition") entered into an Agreement and Plan of Merger with Gaines, Berland Inc. ("GBI"). The agreement provides for the merger of RPII Acquisition with and into GBI, with GBI to be the surviving corporation and a wholly owned subsidiary of the Company. GBI is engaged in the business of investment banking, securities trading and brokerage and the providing of securities research services. The merger is expected to be consummated in the first quarter of 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


The following analysis of the consolidated results of operations and financial condition of Research Partners International, Inc. and Subsidiaries (the "Company") should be read in conjunction with the Consolidated Financial Statements included elsewhere herein, and with the Management's Discussion and Analysis of the Financial Condition and Results of Operations included in the Company's Fiscal 1998 Annual Report on Form 10-K.

Business Environment

The Company's primary business activities, institutional research, investment banking, securities brokerage and securities trading, with an emphasis on small- and mid-capitalization companies, are subject to general economic and market conditions and the volatility of trading markets, specifically the small- and mid-capitalization market. The quarter ended October 31, 1998 saw some of the poorest market conditions in years, with lows reached in early October, after highs for the year reached in the previous quarter. Overseas economic difficulties contributed to U.S. market volatility, which accounted for significant market value losses for the Company's investment inventory. This volatility additionally essentially dried up the IPO market and affected investor confidence, significantly impacting the firm's investment banking and commission revenues.

The results of operations for the quarter and for the nine months ended October 31, 1998 are not necessarily indicative of the results which may be expected for the entire fiscal year.

Results of Operations

Three Months Ended October 31, 1998 vs. Three Months Ended October 31, 1997
---------------------------------------------------------------------------

Net loss for the three months ended October 31, 1998 was $4,320,000 as compared with a $57,000 loss for the three months ended October 31, 1997. Loss per share of common stock for the three months ended October 31, 1998 was $0.53 as compared to $0.01 loss per share for the three months ended October 31, 1997. The decrease was primarily attributable to lower investment banking activity in the quarter ended October 31, 1998, and larger losses from principal transactions and decreased commission revenue. These decreases were partially offset by an increase in other revenue.

Revenues

Total revenues decreased by 57% to $6,546,000 for the third quarter of fiscal 1999, mainly as a result of trading and investment account losses, decreased commission revenue and a decrease in investment banking activity, partially offset by an increase in other income.

Commission revenues decreased by $5,682,000, or 45%, for the third quarter. The decrease was primarily attributable to a 44% decrease in average commissions per trade as compared to the same period in the prior year.

Investment banking revenues decreased by $810,000, or 89%. During the third quarter of fiscal 1999 the Company raised $625,000 for a corporate client through one private placement. In the same period in fiscal 1998 the Company raised $3,444,000 for its clients through three private placements. The Company's investment banking focus has shifted to being a co-manager on small and mid-cap issues, as opposed to primarily being the sole manager on micro-cap underwritings.

Principal transactions generated losses of $1,486,000 in the third quarter of fiscal 1999, as opposed to a $913,000 gain in the fiscal 1998 quarter. The Company's investment account generated $953,000 in losses in the fiscal 1999 quarter, as compared to $2,206,000 in gains in the fiscal 1998 quarter. As the majority of the Company's investments are in small- and mid-capitalization stocks, the market decline which began in September and reached its lowest point in October, before rallying slightly, negatively impacted the Company's revenues in the current quarter as compared with the previous year when market conditions were more favorable. Market making activities for the quarter generated losses of $533,000 and $1,293,000 in fiscal 1999 and 1998, respectively.

Other revenues increased 71% to $771,000, primarily as a result of a gain on the sale of one of the Company's Swiss subsidiaries.

Expenses

Total expenses for the quarter in fiscal 1999 were $12,856,000, a 14% decrease from the same quarter in fiscal 1998. The decrease is attributable primarily to less compensation and benefits expense, partially offset by increased occupancy and equipment charges and professional fees.

Compensation and benefits expense decreased 30% to $7,021,000. These expenses are primarily variable as commissions to brokers are paid as a percentage of commission revenues generated. The expense decrease in fiscal 1999 is consistent with the decrease in commission revenue, partially offset by personnel costs associated with the Company's fiscal 1999 expansion into day trading and fixed income activities.

Occupancy and equipment expenses increased $541,000, or 57% over fiscal 1998, as a result of the addition of new branch offices, the move of the Company's corporate headquarters, and the investment made to upgrade the Company's technological infrastructure.

Communications expense increased by $105,000, or 8%, as a result of the Company's new business ventures and expanded facilities.

Brokerage, clearing and exchange fees decreased by $84,000 or 9%. This decrease was attributable to a decrease in trade volume.

Professional fees increased by $254,000 or 94%, mainly as a result of costs associated with expanding the firm's business, complying with regulatory requirements and supporting the firm's technological infrastructure.

Business development expenses decreased by 6% to $392,000 due to decreased promotional activities.

Investigations   and  settlements  were   eliminated,   as  the  SEC  and  NASDR
investigatory matters are settled and have been completed.

Other expenses increased $240,000, or 25% primarily due to increased reserves for potential litigation offset by decreased amortization of recruiting payments to brokers.

Weighted average common shares outstanding

The average number of common shares and common stock equivalents outstanding used in the computation of basic and diluted earnings per common share was 8,211,986 for the third quarter of fiscal 1999, compared with 8,096,769 in fiscal 1998. The change is primarily attributable to the sale of treasury stock to a Swiss investor which occurred at the beginning of October during the current quarter.

Nine Months Ended October 31, 1998 vs. Nine Months Ended October 31, 1997
-------------------------------------------------------------------------

Net loss for the nine months ended October 31, 1998 was $5,991,000 as compared with a net loss of $2,506,000 for the nine months ended October 31, 1997. Loss per share of common stock for the nine months ended October 31, 1998 was $0.74 as compared to $0.31 for the nine months ended October 31, 1997. The decrease in operating results is primarily the result of trading and investment revenue losses, offset, in part, by the elimination of expenses associated with investigations and settlements.

The results of operations for the nine months are not necessarily indicative of the results that may be expected for the entire fiscal year.

Revenues

Total revenues decreased $4,121,000 or 11% to $34,340,000, mainly as a result of losses from principal transactions and decreased commission revenues. These decreases were partially offset by an increase in other income.

Commission revenues decreased 5%, or $1,398,000, for the nine months ended October 31, 1998. The Company executed trades during the period with an average commission 28% lower as compared to the same period in the prior year, offset by an increase in trade volume of 33%.

Investment banking revenues decreased by $989,000 or 21%. During fiscal 1999 the Company raised $24.1 million for corporate clients through two public offerings and two private placements. In the same period in fiscal 1998 the Company raised $55.6 million for its clients through four public offerings and seven private placements.

Principal transactions generated losses of $1,568,000 in the first nine months of fiscal 1999, a 198% decrease from the $1,605,000 gain in the same period in fiscal 1998. The investment account generated losses of $55,000 for the fiscal 1999 period as opposed to a $3,294,000 gain in fiscal 1998. As the majority of the Company's investments are in small- and mid-capitalization stocks, the market decline which began in September and reached its lowest point in October, before rallying slightly, negatively impacted the Company's revenues in the current quarter as compared with the previous year when market conditions were more favorable. Market making activities generated losses of $1,513,000 and $1,689,000 in the nine months ended October 31, 1998 and 1997, respectively.

Other revenues increased $1,508,000 to $2,411,000, mainly as a result of the Company's revenue from merchant banking and asset management activities, as well as a gain on the sale of one of the Company's Swiss subsidiaries.

Expenses

Total expenses for the first nine months of fiscal 1999 were $43,133,000, a $698,000 increase over the same period in fiscal 1998. As a percentage of revenues, these expenses increased from 110% in fiscal 1998 to 126% in fiscal 1999.

Compensation and benefits expense decreased less than 1% from fiscal 1998 to fiscal 1999. The decrease attributable to the decrease in commission revenue is offset by increases related to the Company's expansion into day trading and fixed income activities.

Occupancy and equipment expenses increased $1,791,000, or 72% over fiscal 1998, as a result of the addition of new branch offices, the move of the Company's corporate headquarters, and the investment made to upgrade the Company's technological infrastructure.

Communications expense increased by $249,000, or 7%, as a result of the Company's new business ventures and expanded facilities.

Brokerage, clearing and exchange fees increased by $205,000 or 8%. This increase was attributable to an increase in trade volume for the first nine months of fiscal 1999, as compared with fiscal 1998.

Professional fees increased by $722,000 or 96% mainly as a result of costs associated with expanding the firm's business, complying with regulatory requirements and supporting the firm's technological infrastructure.

Business development expenses decreased by 2% to $1,580,000 due to decreased promotional activities.

Investigations   and  settlements  were   eliminated,   as  the  SEC  and  NASDR
investigatory matters are settled and have been completed.

Other expenses increased $24,000, or 1% primarily due to increased reserves for potential litigation offset by decreased amortization of recruiting payments to brokers.

Weighted average common shares outstanding

The average number of common shares and common stock equivalents outstanding used in the computation of basic and diluted loss per common share was 8,137,822 for the first nine months of fiscal 1999 and 8,120,427 for the first half of fiscal 1998. The majority of the change is attributable to the issuance of treasury stock for an employee award during the second quarter of fiscal 1999.

Liquidity and Capital Resources

Approximately 40% of the Company's assets at October 31, 1998 are highly liquid, consisting primarily of cash and cash equivalents, securities inventories, and receivables from other broker-dealers, all of which fluctuate depending upon the levels of customer business and trading activity. Receivables from broker-dealers, which are primarily from the Company's clearing broker, turn over rapidly. As a securities dealer, the Company may carry significant levels of trading inventories to meet customer needs. The Company's inventory of market-making securities is readily marketable; however, holding large blocks of the same security may limit liquidity and prevent realization of full market value for the securities. Securities owned, but not readily marketable, represent underwriter warrants and the securities underlying such warrants. The liquidity of these securities is limited. A relatively small percentage of the Company's total assets are fixed. The Company's total assets or the individual components of total assets may vary significantly from period to period because of changes relating to customer demand, economic and market conditions, and proprietary trading strategies.

GKN, Southeast, and Shochet, the Company's domestic operating broker-dealer subsidiaries, are subject to the net capital rules of the National Association of Securities Dealers, Inc. (NASD) and the Securities and Exchange Commission
(SEC). As such, they and the Company are subject to certain restrictions on the use of capital and its related liquidity. GKN's, Southeast's, and Shochet's respective  net  capital  positions  as of  October  31,  1998,  were  $798,000,
$657,000,   and   $435,000,   which  were   $548,000,   $556,000  and  $335,000,
respectively, in excess of their respective net capital requirements.

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

Other Matters

Year 2000 Computer Issue

The Company initiated a firm-wide program to address the "Year 2000 Computer Issue" in order to prepare its computer systems and applications for properly processing dates after December 31, 1999. The Company's program is proceeding on schedule and it is the Company's expectation that it will have its firm-wide Year 2000 solution substantially in place by June 30, 1999.

All of the Company's computer programs are provided by third party vendors and service providers. Most of the programs were purchased after the Year 2000 Computer issue became widely recognized. The Company has sought, and expects to receive, written confirmation from its third-party program and service providers that the Year 2000 Computer Issue has been appropriately managed. Schroder & Co., the Company's clearing firm, is the largest and most important computer services related vendor. Schroder & Co. has provided the Company with assurances that it expects to appropriately manage the Year 2000 Computer Issue on a timely basis.

The Year 2000 Computer Issue creates a risk for the Company from unforeseen problems in its own computer systems, third-party vendors and service providers, and from third parties with whom the Company deals worldwide. The Company is continuing to communicate with its third-party vendors and service providers to determine the likely extent to which the Company may be affected by third-parties' Year 2000 plans and target dates. In this regard, while the Company does not now expect material financial exposure as a result of the Year 2000 problem, there can be no guarantee that the systems of other entities on which the Company relies will be remediated on a timely basis, or that a failure to remediate by another party, would not have a material adverse effect on the Company. Such failures could have a material impact on the Company's ability to conduct business.

Based on information currently available, the Company does not expect its Year 2000 expenditures for 1998 and over the next two years to be a material cost to the Company. The expected costs of the Year 2000 program are based on management's current estimates; however, actual results could differ materially from those plans.

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

In February 1998, the FASB issued SFAS 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which revises and standardizes pensions and other postretirement benefit plan disclosures. The Statement is effective for fiscal years beginning after December 15, 1997. The effect of SFAS 132 is not expected to be material to the Company's financial statement disclosures.

In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes standards for accounting and reporting of derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. SFAS 133 is effective for fiscal quarters beginning after June 15, 1999. The Company expects to adopt this standard when required in fiscal year 2000 and is currently evaluating the potential impact on the Company's accounting for such activities. The effect of SFAS 133 is not expected to be material to the Company's financial statement disclosures.

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

Part II - OTHER INFORMATION


Item 2.   Changes in Securities and Use of Proceeds

          Effective October 1, 1998, the Company sold to Dr. Ernst Muller-Mohl all of the outstanding stock owned by the Company in GKN Asset Management AG (60 shares of common stock), for Swiss francs 1 million (U.S. $728,000).

          Effective October 1, 1998, the Company also sold to Dr. Ernst Muller-Mohl 300,000 shares of the Company's treasury Common Stock for $1,050,000.

          Each of the above-referenced sales was made by the Company, not involving any public offering, pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Item 6.  Exhibits and Reports on Form 8-K

          (a) Exhibits:

          27 - Financial Data Schedule BD

          (b) Reports on Form 8-K:

          The Company filed a Current Report on Form 8-K, dated November 4, 1998, reporting under Item 2 (Acquisition or Disposition of Assets), the execution and a description of the Agreement and Plan of Merger between the Company, its wholly owned subsidiary, RPII Acquisition Corporation, and Gaines, Berland Inc.

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         RESEARCH PARTNERS INTERNATIONAL, INC.


Date:  December 15, 1998                 /s/ David M. Nussbaum
                                         -------------------------------
                                         David M. Nussbaum
                                         Chairman of the Board and
                                         Chief Executive Officer



                                         /s/ Richard M. Feldman
                                         -------------------------------
                                         Richard M. Feldman,
                                         Senior Vice President and
                                         Chief Financial Officer

             RESEARCH PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES
                                  Exhibit Index



Number       Description

27           Financial Data Schedule BD (10/31/98)