Form 10-K
period 1999-01-31
RESEARCH PARTNERS INTERNATIONAL INC
filed 1999-05-03
CIK 814774

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[ X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange

     Act of 1934 For the fiscal year ended January 31, 1999

                                       or

[  ] Transition report pursuant to Section 13 or 15(d) of the Securities

     Exchange Act of 1934 For the transition period from ________ to ________

                         Commission file number 0-21105

                      RESEARCH PARTNERS INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

Delaware                                                 13-3414302
-------------------------------                          ------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)

One State Street Plaza, New York, New York               10004
------------------------------------------               ---------
(Address of principal executive offices)                 (Zip Code)

(212) 208-6500
---------------------------------------------------
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  none

Securities registered pursuant to Section 12(g) of the Act:  Common Stock,
      $.0001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value (based upon the last sale price) of the registrant's Common Stock held by nonaffiliates on April 29, 1999, was $23,258,000.

On April 29, 1999, 8,540,919 shares of the registrant's Common Stock were outstanding.

Documents incorporated by reference:
Part III incorporates by reference portions of the definitive proxy statement for the annual meeting of stockholders to be held June 23, 1999.

                      Research Partners International, Inc.
                             Form 10-K Annual Report
                   For the fiscal year ended January 31, 1999


                                                                         Page
                                                                         ----
Part I

Item  1.   Business                                                        3

Item  2.   Properties                                                      9

Item  3.   Legal Proceedings                                               9

Item  4.   Submission of Matters to a Vote of Security Holders             9

Part II

Item  5.   Market for the Registrant's Common Equity and Related
           Stockholder Matters                                            10

Item  6.   Selected Financial Data                                        11

Item  7.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                      12

Item  8.   Financial Statements and Supplementary Data                    20

Item  9.   Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure                                       36

Part III

Item 10.   Directors and Executive Officers                               36

Item 11.   Executive Compensation                                         36

Item 12.   Security Ownership of Certain Beneficial Owners and
           Management                                                     36

Item 13.   Certain Relationships and Related Transactions                 36

Part IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports
           on Form 8-K                                                    37

PART I

ITEM 1.  BUSINESS

Our company, through our subsidiaries GKN Securities Corp., Southeast Research Partners, Inc., Shochet Securities, Inc., Research Partners International, AG (known as RPI AG) and Dalewood Associates, Inc., provides institutional research, investment banking, securities brokerage and trading services, with an emphasis on small and mid-capitalization companies. These services are provided through five primary divisions:
o A full service retail division
o An institutional and research division
o A discount retail division
o An international division
o A merchant banking and money management division

We were incorporated in Delaware in January 1987, and became a public company in July 1996. We began operations through our full service retail division in October 1987, and have since grown significantly through increasing our sales force and by acquisitions. We acquired our discount retail division in November 1995, commenced operations at our international division in February 1996, acquired our merchant banking and money management division in December 1996 and acquired our institutional and research division in March 1997.

We derive revenues primarily from brokerage and investment banking services. These activities generate commission and fee income, as well as revenues from market making and principal transactions. The following table indicates the percentage of total revenues represented by each of our principal activities during the past three fiscal years ended January 31:

                                              1999          1998          1997
                                              ----          ----          ----
    Commissions                                84%           79%           74%
    Investment banking                          8%           12%           17%
    Market making and principal transactions    1%            4%            6%
    Interest and other                          7%            5%            3%


The following table illustrates our revenue breakdown by our principal divisions:
                                     1999              1998             1997
                                -------------    -------------   ---------------
    Full service retail         $  29,894,000    $  35,130,000   $  60,214,000
    Institutional and research     10,266,000        5,464,000               -
    Discounted retail               7,831,000        6,607,000       7,561,000
    Other (including eliminations)  2,179,000        1,475,000        (25,000)
                                -------------    -------------   -------------

       Net revenues             $  50,170,000    $  48,676,000   $  67,750,000
                                =============    =============   =============


Brokerage and Distribution

A significant portion of our revenues are generated from commissions. We charge commissions to our individual and institutional clients for executing buy and sell orders of securities on national and regional exchanges and in the over-the-counter (OTC) markets. When we receive a buy or sell order for a security in which we make a market or have inventory, we may act as a principal and purchase from, or sell to, our customers the desired security on a disclosed basis at a price set in accordance with applicable securities regulations.

Full Service Retail Division

We provide to our customers and clients a full service securities brokerage and investment-banking service through GKN, a member of the National Association of Securities Dealers, Inc. At March 31, 1999, GKN operated four branch offices in New York City, New York, Stamford, Connecticut, and Boca Raton and Miami, Florida, with a total of 158 registered representatives. During fiscal 1999, GKN generated approximately $28 million in commissions primarily from executing customers' trades. GKN's sales force serves a clientele who primarily consists of individuals whom invest in OTC equity securities.


Institutional and Research Division

We also provide to our institutional customers and clients a full service securities brokerage and investment banking and research boutique through our Southeast subsidiary, which is also a member of the NASD. Southeast's clientele primarily consists of institutional investors who invest in listed and OTC equity securities. At March 31, 1999, Southeast operated branch offices in Boca Raton and Palm Beach, Florida; New York City, New York; and Boston, Massachusetts, with a total of 16 registered representatives. During fiscal 1999, Southeast generated approximately $5.9 million in commissions primarily from executing customers' trades.

Discount Retail Division

We provide to our retail customers a full service discount brokerage service through our Shochet subsidiary, which is also a member of the NASD.
At March 31, 1999, Shochet operated six branch offices in Hallandale, Miami Beach, South Miami, Miami, Tamarac and Delray Beach, Florida, with a total of 51 registered representatives. During fiscal 1999 Shochet generated approximately $7.2 million in commissions, primarily from executing customers' trades. The clientele served by Shochet's registered representatives is generally retired individuals who invest in exchange-listed equity securities, fixed income securities and mutual funds.

In fiscal 1999, Shochet introduced a new business line, Day Trading, which operates exclusively out of the Miami Office. This service provides day traders with access to real time trading information and execution services. All trades are executed and handled electronically through the utilization of various third-party software and execution services. Customers trade with their own capital and no capital is provided by us.

During fiscal 2000, Shochet intends to expand the Day Trading business by offering it over the internet. Our ability to successfully implement and operate an internet day trading service is subject to the risks associated with the internet, competition, technology, proper functioning enhancements and many other risks associated with a new venture.

International Division

Finally we provide our international customers with access to U.S. markets through our RPI AG subsidiary, which we opened in Zurich, Switzerland in February 1996. The primary emphasis of the division is to serve European institutional money managers and clients investing in small capitalization equity securities publicly traded in U.S. markets. At March 31, 1999, RPI AG employed two registered representatives. The revenues and operating profit generated by RPI AG during fiscal 1999 did not represent a material percentage of our total revenues or operating loss.

Overall

At March 31, 1999, we collectively employed a total of 227 registered representatives and serviced in excess of 43,000 customer accounts with activity during the last two years with approximately $1.4 billion in assets as of March 31, 1999. The brokerage subsidiaries serve a diverse clientele with varying investment characteristics.

GKN, Southeast, Shochet and RPI AG currently use the services of Schroder & Co. Incorporated as their clearing agent on a fully disclosed basis. Schroder processes all securities transactions and maintains customer accounts on a fee basis. Customer accounts are protected through the Securities Investor Protection Corporation for up to $500,000 per account, of which coverage for cash balances is limited to $100,000. Additional protection of up to $49.5 million per account is provided by Schroder. The services of Schroder include billing, credit control, receipt, and custody and delivery of securities. Schroder provides operational support necessary to process, record, and maintain securities transactions for our brokerage and distribution activities. Schroder provides these services to us and our customers at a total cost which is less than it would cost us to process such transactions on our own.

Schroder lends funds to our customers through the use of margin credit. These loans are made to customers on a secured basis, with Schroder maintaining collateral in the form of saleable securities, cash or cash equivalents. Under the terms of the clearing agreement, the brokerage subsidiaries indemnify Schroder for any loss on these credit arrangements. At March 31, 1999, we had approximately $77 million of margin credit outstanding to our customers through Schroder. In fiscal 1999, our losses from the margin credit activity were insignificant, while net interest earned from margin credit activity totaled $910,000.


Investment Banking

We provide our investment banking service, which encompasses corporate finance, advisory and syndication services, through both the full service retail and institutional and research division.

Corporate Finance

Our investment banking revenues are principally derived from managing or co-managing public offerings of equity securities, although the private placement of equity or equity-related securities for both private and publicly held companies has recently become an increasingly important source of investment banking revenues. Our underwriting activities have historically focused on public equity underwritings for small capitalization, emerging growth companies in a variety of industries. Historically, our expertise and proven ability to assist emerging growth companies, which often have limited access to other sources of capital, have created a significant source of ongoing and potential new investment banking clients.

As a result of technical advancements of the internet, we intend to broaden our underwriting activity by offering internet based underwriting to our clients. Our planned internet underwriting service is subject to risks associated with the internet, including development, enhancement and proper functioning of software, competition, market acceptance, regulatory matters, technology upgrades and costs, volatility in securities markets, protection of proprietary technology and intellectual property rights, Year 2000 issues and internet security matters.

Corporate Advisory

To date, we have not derived significant revenues from corporate advisory services. Through our relationships with our investment banking clients, we intend to expand this business with a concentration on mergers and acquisitions, strategic partnering, fairness opinions and corporate recapitalizations.

Syndicate

Our syndicate department has historically served as an additional source of product, through its selling group or underwriter participation, for distribution through our various distribution channels. To date, revenues generated by our syndicate department have been insignificant. We expect that the emphasis of this department will expand to increase the participation of other broker-dealers in the marketing and distribution of our underwritings, as well our participation in the selling group or as an underwriter in other investment banks' underwritings.


Principal Transactions

Our principal transaction activity is primarily performed by the full service retail and institutional and research divisions. Principal transaction activity consists of market making and investing activities.

Market Making

Our market making activities primarily serve as an accommodation to our customers. As part of our market making activities, we carry inventories of securities to facilitate brokerage transactions with customers and other dealers. Principal transactions with customers are effected at prices in accordance with applicable security regulations. At March 31, 1999, GKN made markets in more than 80 securities and Southeast made markets in more than 20 securities. In the fiscal year ended January 31, 1999, principal transactions related to securities in which our brokerage subsidiaries made markets, including realized and unrealized gains and losses, accounted for a loss of $1.1 million.

Investing

In connection with our investment banking activities of raising capital and providing advisory services for client companies, we may receive warrants, which entitle us to purchase securities of these client companies. These warrants, which are held in our investment account, vary in value based upon the market prices of the underlying securities. Warrants are usually exercisable for four years beginning one year after issuance and are valued by management based on a significant discount to the current market values of the underlying securities. At March 31, 1999, we owned warrants to purchase securities of 53 companies for which we have performed investment-banking services. These warrants had an underlying market value of $1.8 million as of March 31, 1999, of which we recognized $1.0 million in value, or 56%. During fiscal 1999, we recognized total gains of $1.5 million on the investment account warrants, or 3% of our fiscal 1999 revenues.



Research

Through our institutional and research division, we provide research services as an integral part of our investment banking and securities brokerage activities. Our research activities identify attractive investment opportunities in the securities of independent companies as well as sponsorship and independent analysis for the securities of companies underwritten by us. Our acquisition of Southeast during fiscal 1998 enhanced our research capabilities by providing us with institutional quality research for institutional investors. At March 31, 1999, we employed a total of 12 research analysts at Southeast. The industries covered by our research include technology, aviation services, healthcare, energy, financial services, consumer/leisure, building and infrastructure, pharmaceutical and telecommunications.



Other Services

We entered the money management business in 1995 through the establishment of GKN Fund Management, Inc., which served as the managing partner of Kaleidoscope Partners, L.P., a private "fund of funds" investment partnership which invested its capital in other funds managed by independent money managers. In December 1997, we converted the investment focus of Kaleidoscope into a direct investment fund. As of March 30, 1998, we transferred the General Partner interest of our subsidiary to an entity affiliated with the Portfolio Manager of the investment partnership.

In fiscal 1998, we launched Early Bird Investors AG. Early Bird is a closed-end investment company publicly traded on the Zurich stock exchange. Early Bird's investment objective is to invest predominantly in U.S. small and mid-capitalization equity securities. It was open for investment to only non-U.S. residents. On April 1, 1998, we raised 60 million Swiss francs (US $40 million) for Early Bird. Trading of Early Bird began shortly thereafter. In October 1998, we sold GKN Asset Management AG to Dr. Ernst Muller-Mohl. Prior to its sale GKN Asset Management AG provided investment management services to Early Bird.

We entered the merchant banking business in 1996 with the acquisition of Dalewood. Dalewood is the managing partner of Dalewood Associates L.P., an investment partnership which makes equity investments in companies which are viewed as suitable candidates for future initial public offerings. At March 31, 1999, Dalewood Associates L.P. had total assets of approximately $5.0 million, of which $4.6 million was invested in 22 companies. We had a $1.5 million investment in Dalewood Associates LP. at March 31, 1999.



Government Regulation

The securities industry in the United States is subject to extensive and frequently changing federal and state laws and substantial regulation under such laws by the SEC and various state agencies and self-regulatory organizations, such as the NASD. GKN, Southeast and Shochet are registered as broker-dealers with the SEC and are member firms of the NASD. Much of the regulation of broker-dealers has been delegated to self-regulatory organizations, principally NASD Regulation, Inc., NASDR, the regulatory arm of the NASD, which has been designated by the SEC as GKN's, Shochet's and Southeast's primary regulator. NASDR adopts rules, which are subject to approval by the SEC, that govern its members and conducts periodic examinations of member firms' operations. Securities firms are also subject to regulation by state securities administrators in those states in which they conduct business. GKN is registered as a broker-dealer in all 50 states, the District of Columbia, and Puerto Rico. Southeast and Shochet are registered as broker-dealers in 39 states and the District of Columbia.

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

RPI AG is subject to certain Swiss federal and cantonal (state) laws. Securities trading and brokerage in Switzerland, since February 1997, is governed by the provisions of federal law. RPI AG is regulated by the Swiss Federal Act on Stock Exchanges and Securities Trading, SESTA, and the Ordinance on Stock Exchanges and Securities Trading, which were both effective February 1, 1997. Under these laws RPI AG must maintain certain equity capital levels. The distribution of equity capital is limited by the Swiss Code of Obligations. In order to transact security trades in Switzerland, RPI AG currently operates under a B-license, which was granted by the Department of Economy of the Canton of Zurich in July 1996. During fiscal 1999, RPI AG applied to obtain the necessary securities trader licenses under SESTA.



Competition

We encounter intense competition in all aspects of the securities business and compete directly with other securities firms, a significant number of which have greater capital and other resources. In addition to competition from firms currently in the securities business, there has recently been increasing competition from other sources, such as commercial banks and insurance companies offering financial services, and from other investment alternatives. We believe that the principal factors affecting competition in the securities industry are the quality and abilities of professional personnel, and the quality, range, and relative prices of services and products offered.



Employees

At March 31, 1999, we had a total of 361 employees.

ITEM 2.  PROPERTIES

In February 1998, we moved our principal executive offices from 61 Broadway, New York, New York to One State Street Plaza, New York, New York, a facility with approximately 48,000 square feet under leases expiring in January 2013. Our subsidiaries currently lease eleven additional offices in the United States and one office in Switzerland.



ITEM 3.  LEGAL PROCEEDINGS

Our business involves substantial risks of liability, including exposure to liability under federal and state securities laws in connection with the underwriting or distribution of securities and claims by dissatisfied customers for fraud, unauthorized trading, churning, mismanagement and breach of fiduciary duty. We do not presently maintain an errors and omissions insurance policy.

In the normal course of our business, we are involved in lawsuits and arbitrations brought by our customers. It is the opinion of management that the resolution of all proceedings presently pending will not have a material adverse effect on our consolidated financial condition.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 1999.

PART II

ITEM 5.      MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
             MATTERS

Market Information

Our common stock is traded on the Nasdaq National Market System under the symbol RPII. The following table sets forth the high and low sales prices for our common stock as reported by Nasdaq, for each quarterly period ending January 31, 1999:
                                                          High             Low
                                                          ----             ----

Fiscal 1998
         First Quarter                                    $6.25            $5.00
         Second Quarter                                   $4.88            $4.50
         Third Quarter                                    $5.31            $3.75
         Fourth Quarter                                   $4.75            $2.19

Fiscal 1999
         First Quarter                                    $3.50            $2.38
         Second Quarter                                   $3.63            $2.63
         Third Quarter                                    $3.06            $1.75
         Fourth Quarter                                   $3.13            $1.63


Holders of Common Stock

On March 31, 1999, there were approximately 80 holders of record of our common stock. We believe there are in excess of 700 beneficial owners of our common stock.



Dividends

To date, we have not paid any dividends on our common stock. The payment of dividends, if any, in the future is within the discretion of the Board of Directors and will depend upon our earnings, its capital requirements and financial condition, and other relevant factors. Our ability to pay dividends in the future also may be restricted by our brokerage subsidiaries' obligations to comply with the net capital requirements imposed on broker-dealers by the SEC and the NASD. We do not intend to declare any dividends in the foreseeable future, but instead intends to retain all earnings for use in our business.



Sales of Unregistered Securities

In fiscal 1999 we granted options to purchase 322,000 shares to various employees of our firm. The options are exercisable for a period of up to ten years at prices ranging from $2.63 to $4.50 per share. In October 1998, we sold 300,000 shares of treasury stock to a Swiss investor for $1,050,000 in a private transaction. These options and shares were issued without registration under the Securities Act. The exemption claimed for these issuances is Section 4(2) of the Securities Act.

ITEM 6.  SELECTED FINANCIAL DATA

The following table summarizes five years of consolidated financial data of the Company (in thousands, except per share amounts and other data):



                                                   Year ended January 31,
                              -------------------------------------------------------
                              1999        1998       1997       1996         1995
                              --------    --------   --------   ---------    --------
Income Statement Data:
Total revenues                $ 50,170    $ 48,676   $ 67,750   $ 43,019     $ 32,410
Total expenses                $ 59,341    $ 58,632   $ 56,394   $ 36,732     $ 31,516
Pre-tax (loss) income         $(9,171)    $(9,956)   $ 11,356   $  6,287     $    894
Net (loss) income             $(7,383)    $(6,513)   $  6,329   $  3,469     $    381
Basic (loss) earnings
         per common share     $ (0.90)    $( 0.80)   $   0.93   $   0.69     $   0.08
Diluted (loss) earnings
         per common share     $ (0.90)    $( 0.80)   $   0.88   $   0.60     $   0.07
Weighted average shares
   outstanding - basic           8,207       8,114      6,824      5,037        5,063
Weighted average shares
   outstanding - diluted         8,207       8,114      7,175      5,737        5,695

Balance Sheet Data:
Total assets                  $ 28,280    $ 36,972   $ 51,633   $ 27,853     $ 16,096
Total liabilities (excluding
   subordinated debt)         $  5,918    $  8,775   $ 15,869   $ 12,143     $  4,339
Subordinated debt             $    408    $    576   $    738   $    934            -
Stockholders' equity          $ 21,954    $ 27,621   $ 35,026   $ 14,776     $ 11,757


Other Data:
Ratio of assets to
   stockholders' Equity           1.29        1.34       1.47       1.89         1.37
Return on average equity       (29.0%)     (19.9%)      25.0%      26.1%         3.3%
Pre-tax return on average
     equity                    (30.4%)     (30.4%)      44.9%      47.4%         7.8%
Book value per share          $   2.61     $  3.41   $   4.26    $  3.02     $   2.30

Registered representatives         227         253        275        224          163

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

The following is an analysis of the consolidated results of operations and financial condition of our company, including all of our subsidiaries. It should be read in conjunction with the consolidated financial statements included in
Item 8 of this document.



Business Environment

Our primary business activities, institutional research, investment banking, securities brokerage and securities trading, with an emphasis on small-and-mid-capitalization companies, are subject to general economic and market conditions and volatility of trading markets, specifically the small-and-mid-capitalization market. The fiscal year ended January 31, 1999 experienced some of the most volatile market conditions in years, with highs reached in the second quarter, lows reached in the third quarter, and a significant rebounding in the fourth quarter. The effect of internet related stocks combined with overseas economic difficulties contributed greatly to U.S. market volatility. The overseas economic difficulties experienced during the third quarter resulted in a significant reduction of IPO market activity during the second half of the year.

During the year, several of our business activities proved to be unprofitable. In an effort to return to profitability, we closed certain unprofitable business activities that were no longer part of the long-term strategy. During the year, these business activities incurred $3,025,000 of developmental costs and costs associated with shutdowns, and are not expected to recur in the future. Further, as a result of these losses and our current tax position, we were unable to recognize $2,440,000 of tax benefits that represents timing differences and net operating loss carryforwards.

Results of any individual period should not be considered representative of future profitability. A significant portion of our expenses is fixed and does not vary with market activity. Substantial fluctuations could occur in our revenues and net income from period to period.

Results of Operations

Year Ended January 31, 1999 vs. Year Ended January 31, 1998

Basic and diluted loss per share of common stock for the year ended January 31, 1999, was $0.90 as compared to $0.80 for the year ended January 31, 1998. The significant loss in the current year was primarily attributable to operations of several business activities that have subsequently been terminated and we were unable to recognize certain tax benefits.

Revenues

Total revenues increased by $1,494,000, or 3.1%, to $50,170,000 for the fiscal year, led by significant increases in commission and other revenues, offset by decreases in investment banking revenues.

Commission revenues increased by $3,758,000, or 9.8%, to $42,086,000. The increase was primarily attributable to an increase in the number of trades, offset by a decrease in average commissions per trade.

Investment banking revenues decreased by $2,051,000, or 34%, to $3,973,000. We raised $26 million for our clients in fiscal 1999 through 2 public offerings and 2 private placements, a decrease from fiscal 1998, during which we raised $113 million through six public offerings and seven private placements. The decrease in the current year reflected the general reduction of IPO market activity during the second half of the year.

Revenues from principal transactions decreased by $1,320,000, or 77%, to $395,000. This decrease was primarily due to a decline in revenues from the investment account of $1.2 million.

Interest income decreased by $5,000, or 0.4%, to $1,334,000, primarily due to lower interest rates.

Other revenues increased by $1,112,000 or 88%, to $2,382,000, primarily as a result of revenue from merchant banking and asset management activities, as well as a gain on the sale of GKN Asset Management AG, one of our Swiss subsidiaries.

Expenses

Total expenses for fiscal 1999 were $59,341,000, a 1.2% increase over fiscal 1998. Total expenses as a percentage of revenues decreased to 118% from 120%. Included in fiscal 1999 expenses were $3,025,000 of business development costs and costs associated with shutdowns. We do not expect to incur these expenses in the future. Total operating expenses for fiscal 1999 would have been $56.3 million versus the comparable operating expenses of $53.3 million in fiscal 1998, reflecting a 5.6 % decrease.

Compensation and benefit expense increased by $2,272,000, or 6.5%, to $37,323,000. These expenses are primarily variable as commissions to brokers are paid as a percentage of commission revenues generated. The expense increase in fiscal 1999 is consistent with the increase in commission revenues.

Communications expenses increased by $308,000, or 6.5%, to $5,079,220. This increase was primarily a result of our new business ventures and expanded facilities.

Brokerage clearing and exchange fees increased by $343,000 or 10%, to $3,783,000. This increase was primarily attributable to the increase in trade volume for the year.

Occupancy expense increased by $2,323,000, or 66%, to $5,843,000. The increase was caused by the addition of new branch offices, the move of our headquarters, and the investment made to upgrade our technological infrastructure.

Business development expense decreased by $89,000, or 4.3%, to $1,983,000. This decrease was attributable to decreased promotional expenses.

Professional fees increased by $440,000, or 26%, to $2,153,000. This increase was mainly as a result of costs associated with expanding the firm's business, complying with regulatory requirements, and supporting the firm's technological infrastructure.

Investigations and settlement expenses were eliminated as the prior regulatory investigatory matters have been settled.

Other expenses decreased by $2,628,000, or 45%, to $3,177,000 primarily due to decreased write-off of recruiting payments to brokers offset by increased reserve for potential litigation.

Weighed average common shares outstanding

The average numbers of common shares and common stock equivalent used in the computation of basic and diluted earnings per share were 8,206,652 in fiscal 1999 compared with 8,114,245 in fiscal 1998.


Year Ended January 31, 1998 vs. Year Ended January 31, 1997

Basic (loss) earnings per share of common stock for the year ended January 31, 1998, were ($0.80) as compared to $0.93 for the year ended January 31, 1997. Correspondingly, diluted (loss) earnings per share of common stock for the comparable periods were ($0.80) and $0.88, respectively. The significant loss in the fiscal 1998 was attributable to the deteriorating climate for micro-cap stocks, which resulted in substantial decreases in revenue for the Company, as well as expenses recognized for litigation, write-off of recruiting payment receivables deemed uncollectible and severance to terminated employees.

Revenues

Total revenues decreased by $19,074,000, or 28%, to $48,676,000 for the fiscal year, led by significant decreases in commission and investment banking revenues. Fiscal 1998 revenues include $5,464,000 generated by Southeast, which was not part of our company in fiscal 1997. Hence, without Southeast our revenues would have decreased by $24,538,000, or 36%.

Commission revenues decreased by $11,825,000, or 24%. The decrease reflects deteriorating market conditions in the micro-cap marketplace throughout the year, causing a 28% decrease in the average commission per trade.

Investment banking revenues decreased by $5,367,000, or 47%. We raised $112.6 million for our clients in fiscal 1998 through six public offerings and seven private placements, a decrease from fiscal 1997, during which we raised $136.3 million through ten public offerings and ten private placements. The current year reflected the beginning of a transition from being the sole manager on underwritings to a co-manager on larger transactions. This transition potentially decreases the average revenue per transaction.

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

Expenses

Total expenses for fiscal 1998 were $58,632,000, a 4% increase over fiscal 1997. Total expenses as a percentage of revenues increased from 83% to 120%. Included in fiscal 1998 expenses is $5,295,000 in one-time charges. These charges are composed of $2,260,000 related to litigation, $2,931,000 related to the write-off of recruiting payments to brokers and $104,000 related to severance payments to terminated employees. The recruiting payment write-off represents the write-off of receivables from 98 terminated brokers and a reserve for receivables deemed uncollectible based on historical loss experience for 55 non-terminated brokers. These receivables would have otherwise been written off over periods up to 36 months. The litigation-related expenses are entirely related to our settlement with the NASDR, resolving a previously disclosed NASDR investigation concerning markups on warrants of seven companies GKN underwrote during the period December 1993 through April 1996. Without the one time expenses, total operating expenses for fiscal 1998 would have been $53,337,000 versus the comparable operating expenses of $55,082,000 in fiscal 1997, reflecting a 3% decrease.

Southeast was not part of our company in fiscal 1997. As a result, no expenses for Southeast are included in fiscal 1997 results. During fiscal 1998, Southeast generated $6,041,000 in expenses. As a result, comparable operating expenses were $47,296,000 in fiscal 1998 versus $55,082,000 in fiscal 1997, representing a 14% decrease.

Compensation and benefit expense decreased 15% to $35,051,000. These expenses are primarily variable as commissions to brokers are paid as a percentage of commission revenues generated. The expense decrease in fiscal 1998 is consistent with the decrease in commission revenues, partially offset by the addition of Southeast. Additionally, in accordance with our 1996 Incentive Compensation Plan, a portion of annual incentive awards payable to executive management and business unit managers are made in restricted shares of our common stock, which are subject to a minimum three-year vesting period. Such awards are recognized as compensation expense over the three-year vesting period. There was no such compensation expense recognized in fiscal 1997, while during fiscal 1998 we recognized $530,000 of such expenses. No stock awards were made relating to fiscal 1998 under our 1996 Incentive Compensation Plan.

Communications expenses increased by $925,000, or 24%. This increase was primarily caused by the addition of Southeast.

Brokerage clearing and exchange fees increased by $1,116,000 or 48%. This increase was primarily caused by the addition of Southeast.

Occupancy expense increased by 28% to $3,520,000. The increase was caused by the additional four Southeast locations, one additional and one upgraded location in Shochet and internal growth at GKN.

Business development expense increased by 37% to $2,072,000. This increase was attributable to the addition of Southeast and increased promotional expenses.

Professional fees increased by $599,000 or 54% to $1,713,000. This increase was entirely attributable to increased expenses incurred regarding litigation and arbitrations.

Investigations and settlements increased by $948,000, or 72% to $2,260,000 as a result of GKN's settlement of the NASDR investigatory matter concerning markups.

Other expenses increased by $3,458,000 to $5,805,000 primarily due to the write-off of broker recruiting payments and the addition of Southeast.

Weighed average common shares outstanding

The average numbers of common shares and common stock equivalent used in the computation of earnings per share were 8,114,245 for basic earnings per share in fiscal 1998 compared with 6,824,156 in fiscal 1997. Correspondingly, the amounts used for diluted earning per share were 8,114,245 in fiscal 1998 compared with 7, 175,267 in fiscal 1997. The 19% increase in the outstanding shares utilized in the basic earnings per share calculation and the 13% increase in the outstanding shares utilized in the diluted earning per share calculation were both attributable to the full-year impact of the 2,875,000 shares of common stock issued in our public offering in July 1996.

Liquidity and Capital Resources

Approximately 51% of our assets at January 31, 1999 were highly liquid, consisting primarily of cash and cash equivalents, securities inventories and receivables from other broker-dealers, all of which fluctuate depending upon the levels of customer business and trading activity. Receivables from broker-dealers, which are primarily from our clearing broker, turn over rapidly. As a securities dealer, we may carry significant levels of securities inventories to meet customer needs. Our inventory of market-making securities is readily marketable; however, holding large blocks of the same security may limit liquidity and prevent realization of full market value for the securities. Securities owned, but not readily marketable, represent underwriter warrants and the securities underlying such warrants. The liquidity of these securities is limited. A relatively small percentage of our total assets are fixed. The total assets or the individual components of total assets may vary significantly from period to period because of changes relating to customer demand, economic and market conditions, and proprietary trading strategies.

Our brokerage subsidiaries, GKN, Southeast and Shochet, are subject to the net capital rules of the NASD and SEC. As such, we are subject to certain restrictions on the use of capital. GKN's net capital position as of January 31, 1999, was $1,220,000, which was $970,000 in excess of its net capital requirement. Southeast's net capital position as of January 31, 1999, was $1,302,000 which was $1,202,000 in excess of its net capital requirement. Shochet's net capital position as of January 31, 1999, was $612,000, which was $512,000 in excess of its net capital requirement.

In conjunction with our corporate headquarters relocation in New York, we have significantly upgraded our technological infrastructure. The combined costs of the move and the technological investment were financed through a series of operating leases. These leases total $4.8 million. As security for these leases, we arranged for a standby letter of credit. As collateral for the standby letter of credit, we have placed $2.4 million in a restricted cash escrow account with the provider. We intend to use debt and lease financing prudently in the future.

Our overall capital and funding needs are continually reviewed to ensure that our capital base can support the estimated needs of its business units. These reviews take into account business needs as well as regulatory capital requirements of the subsidiaries. Based upon these reviews, management believes that our capital structure is adequate for current operations and reasonably foreseeable future needs.

During fiscal 2000, we intend to offer a day trading service over the internet. This new venture, in addition to others, may require us to raise additional capital.



Other Matters

Year 2000 Computer Issue

We initiated a firm-wide program to address the "Year 2000 Computer Issue" in order to prepare our computer systems and applications for properly processing dates after December 31, 1999. This program consists of a series of steps to identify all critical & non-critical systems, determine Y2K compliance through inquiries and testing, and change non-compliant systems. Our program is proceeding on schedule and it is our expectation that we will have our firm-wide Year 2000 solution substantially in place by July 1, 1999.

We have completed our identification stage. Third party vendors and service providers provide all of our computer programs and services. Most of the programs were purchased after the year 2000 Computer Issue became widely recognized. We have contacted approximately 75% of our third party vendors and service providers and have received written confirmation from approximately 50% of them that the Year 2000 Computer Issue has been appropriately managed. Schroder, our clearing firm, is our largest and most important computer services related vendor. Schroder has provided us with assurances that it expects to appropriately manage the Year 2000 Computer Issue on a timely basis.

The Year 2000 Computer Issue creates a risk for us from unforeseen problems in our own computer systems, third-party vendors and service providers, and from third parties with whom we deal worldwide. We are continuing to communicate with our third-party vendors and service providers to determine the likely extent to which we may be affected by third parties' Year 2000 plans and target dates. In this regard, while we do not now expect material financial exposure as a result of the Year 2000 problem, there can be no guarantee that the systems of other entities on which we rely will be remediated on a timely basis, or that a failure to remediate by another party, would not have a material adverse effect on us. Such failures could have a material impact on our ability to conduct business.

We are developing contingency plans in the event that significant external parties fail to achieve their Year 2000 plans by the targeted dates. We anticipate that beginning on January 1, 2000, Year 2000 related failures may result in sporadic disruption of communications, power or other external infrastructure worldwide that could compromise the timely performance of specific business functions and/or limit the flow of business opportunities accross the organization. We intend to have contingency plans and crisis management teams in place to coordinate our response to those events likely to present material risks to us. This process is currently underway, but there can be no assurance that any such contingency plans will fully mitigate the effects of any third-party failure.

Based on information currently available, we do not expect our Year 2000 expenditures for 1999 to be a material cost to us. To date, we have spent less than $100,000, and expect that the entire program will not exceed $200,000. The expected costs of the Year 2000 program are based on management's current estimates; however, actual results could differ materially from those plans.


Quantitative and Qualitative Disclosures about Market Risk

Our market making, investing and underwriting activities often involve the purchase, sale or short sale of securities as principal. Such activities subject our capital to significant risks from markets that may be characterized by relative illiquidity or may be particularly susceptible to rapid fluctuations in liquidity. Such market conditions could limit our ability to resell securities purchased or to purchase securities sold short. These activities subject our capital to significant risks, including market, credit counterparty and liquidity risks. Market risk relates to the risk of fluctuating values based on market prices without action on our part. Our primary credit risk is settlement or counterparty risk, which relates to whether a counterparty will fulfill its contractual obligations, such as delivery of securities or payment of funds. Liquidity risk relates to our iniability to liquidate assets or redirect the deployment of assets contained in illiquid investments. In addition, our market and liquidity risks and risks associated with asset revaluation are increased because these risks for us are concentrated and thus subject us to increased risks if market conditions.


New Accounting Pronouncements

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS 130), effective beginning in the fiscal year ending January 31, 1999. This statement establishes standards for the reporting and display of comprehensive income and its components. Total comprehensive income measures all changes in stockholders' equity resulting from transactions of the period, other than transactions with stockholders. Our financial statements reflect the implementation of SFAS 130.

In June 1997, the FASB issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 established standards for the way that public enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information. SFAS 131 is effective for financial statement periods beginning after December 15, 1997. Our financial statements reflect implementation of SFAS 131.

In February 1998, the FASB issued SFAS 132, "Employers' Disclosures about Pensions and Other Post-retirement Benefits," which revises and standardizes pensions and other post-retirement benefit plan disclosures. The Statement is effective for fiscal years beginning after December 15, 1997. The effect of SFAS 132 is not expected to be material to our financial statement disclosures.

In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes standards for accounting and reporting of derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. SFAS 133 is effective for fiscal quarters beginning after June 15, 1999. We expect to adopt this standard when required in fiscal year 2000. The effect of SFAS 133 is not expected to be material to our financial statement disclosures.

Safe Harbor Cautionary Statement

We occasionally make forward-looking statements such as forecasts and projections of expected future performance or statements of our plans and objectives. When used in this annual report and in future filings with the SEC, in our press releases and in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "the Company expects," "we intend or expect," "will continue," "is anticipated," "estimated," "project," or "outlook" or similar expressions, including confirmations by one of our authorized executive officers of any such expressions made by a third party regarding us with respect to the company are intended to identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We want to caution you not to place undue reliance on these forward-looking statements, each of which speaks only as of the date made. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Factors that could affect our results of operations and cause its results to differ from these statements include:

      o the volatility and price level of the securities markets
      o the volume, size and timing of securities transactions
      o the demand for investment banking services
      o the level and volatility of interest rates
      o the availability of credit
      o legislation affecting the business and financial communities, and
      o the economy in general.

For a more complete discussion of these and other factors, see our registration statement filed on Form S-1, as amended (No. 333-05273). We have no obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of these statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


             RESEARCH PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

                 Consolidated Statements of Financial Condition

                                                                                        January 31,
                                                                                1999                   1998
                                                                          --------------         --------------
Assets
Cash and cash equivalents                                                 $   10,553,000         $    8,111,000
Receivable from brokers and dealers                                            2,251,000                896,000
Securities owned, at market value                                              1,695,000             10,154,000
Securities owned, not readily marketable, at fair value                          955,000              1,443,000
Investments                                                                    2,035,000              3,640,000
Office furniture, equipment and leasehold improvements, net                    2,088,000              1,580,000
Goodwill, net                                                                  3,681,000              3,684,000
Loans receivable                                                               1,563,000              1,404,000
Income taxes receivable                                                        1,909,000              3,544,000
Other assets                                                                   1,550,000              2,516,000
                                                                          --------------         --------------
Total assets                                                              $   28,280,000         $   36,972,000
                                                                          ==============         ==============

Liabilities and Stockholders' Equity
Liabilities:
   Securities sold, not yet purchased, at market value                    $      506,000         $    2,320,000
   Commissions payable                                                         2,658,000              1,441,000
   Deferred compensation                                                               -              1,796,000
   Deferred tax liability                                                         29,000                236,000
   Accrued expenses and other liabilities                                      2,725,000              2,982,000
                                                                          --------------         --------------
                                                                               5,918,000              8,775,000
   Liability subordinated to the claims of general creditors                     408,000                576,000
                                                                          --------------         --------------
   Total liabilities                                                           6,326,000              9,351,000
                                                                          --------------         --------------

Stockholders' equity:
   Series A preferred stock, $.10 par value: 1,200,000
      authorized, 1,140,000 shares issued and outstanding                        114,000                114,000
   Common stock, $.0001 par value; 35,000,000 shares
     authorized; 9,209,875 shares issued; 8,410,899 and
     8,095,899 shares outstanding                                                  1,000                  1,000
   Additional paid-in capital                                                 21,022,000             20,710,000
   Retained earnings                                                           4,351,000             11,734,000
   Accumulated other comprehensive loss                                          (18,000)               (36,000)
                                                                          --------------         --------------
                                                                              25,470,000             32,523,000
   Less treasury stock, at cost; 798,976 and 1,113,976 shares                 (3,516,000)            (4,902,000)
                                                                          --------------         --------------
   Total stockholders' equity                                                 21,954,000             27,621,000
                                                                          --------------         --------------
Total liabilities and stockholders' equity                                $   28,280,000         $   36,972,000
                                                                          ==============         ==============





         See accompanying notes to consolidated financial statements.

             RESEARCH PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations

                                                              Year ended January 31,
                                                ------------------------------------------------------------
                                                    1999                   1998                   1997
                                                --------------         --------------         --------------
Revenues:
   Commissions                                  $   42,086,000         $   38,328,000         $   50,153,000
   Investment banking                                3,973,000              6,024,000             11,391,000
   Principal transactions                              395,000              1,715,000              4,277,000
   Interest                                          1,334,000              1,339,000              1,620,000
   Other                                             2,382,000              1,270,000                309,000
                                                --------------         --------------         --------------
Total revenues                                      50,170,000             48,676,000             67,750,000
                                                --------------         --------------         --------------

Expenses:
   Compensation and benefits                        37,323,000             35,051,000             41,187,000
   Occupancy and equipment                           5,843,000              3,520,000              2,757,000
   Communications                                    5,079,000              4,771,000              3,846,000
   Brokerage, clearing and
      exchange fees                                  3,783,000              3,440,000              2,324,000
   Professional fees                                 2,153,000              1,713,000              1,114,000
   Business development                              1,983,000              2,072,000              1,507,000
   Investigations and settlements                            -              2,260,000              1,312,000
   Other                                             3,177,000              5,805,000              2,347,000
                                                --------------         --------------         --------------
Total expenses                                      59,341,000             58,632,000             56,394,000
                                                --------------         --------------         --------------

(Loss) income before income taxes                   (9,171,000)            (9,956,000)            11,356,000

Income tax (benefit) expense                        (1,788,000)            (3,443,000)             5,027,000
                                                --------------         --------------         --------------

Net (loss) income                               $   (7,383,000)        $   (6,513,000)        $    6,329,000
                                                ==============         ==============         ==============

Basic (loss) earnings per common share          $       (0.90)         $       (0.80)         $         0.93
                                                ==============         ==============         ==============

Diluted (loss) earnings per common share        $       (0.90)         $       (0.80)         $         0.88
                                                ==============         ==============         ==============

Weighted average common
   shares outstanding - basic                        8,206,652              8,114,245              6,824,156
                                                ==============         ==============         ==============
Weighted average common
   shares outstanding - diluted                      8,206,652              8,114,245              7,175,267
                                                ==============         ==============         ==============


         See accompanying notes to consolidated financial statements.

             RESEARCH PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES Consolidated Statements of Changes in Stockholders' Equity

                                                                                        Accumulated
                        Preferred Stock     Common Stock      Additional                   Other       Treasury Stock
                        ---------------   --------------      Paid-in      Retained     Comprehensive   --------------
                        Shares      Amt.   Shares     Amt.    Capital      Earnings       Income      Shares    Amount      Total
                         -------------   --------  --------  -----------   -------      ----------  -------  ------------  -------
Balance at
January 31,1996          -  $      -    5,397,875   $1,000  $ 3,487,000  $11,918,000  $      -    (512,500) $ (630,000) $14,776,000
Net income               -         -            -        -            -    6,329,000         -           -           -    6,329,000
Stock issued             -         -    3,070,000        -   16,009,000            -         -           -           -   16,009,000
Warrants issued          -         -            -        -        1,000            -         -           -           -        1,000
Stock options
  granted                -         -            -        -       37,000            -         -           -           -       37,000
Notes receivable         -         -            -        -     (221,000)           -         -           -           -     (221,000)
Stock options
  exercised              -         -      750,000        -      618,000            -         -      31,387      95,000      713,000
Purchase of
 treasury stock          -         -            -        -            -            -         -    (511,250) (2,615,000)  (2,615,000)
Translation
 adjustment              -         -            -        -            -            -    (3,000)          -           -       (3,000)
                ----------   -------  -----------  -------  ----------- ------------  --------- ----------   ---------  -----------

Balance at
January 31, 1997         -         -    9,217,875    1,000   19,931,000   18,247,000    (3,000)   (992,363) (3,150,000)  35,026,000
Net loss                 -         -            -        -            -   (6,513,000)        -           -           -   (6,513,000)
Stock issued
 for acquisi-
 tion            1,140,000   114,000            -        -    1,376,000            -         -     152,000     482,000    1,972,000
Stock issued -
 compensation
 plan                    -         -            -        -   (1,193,000)           -         -     288,944   1,193,000            -
Amortization
 of unearned
 compensation            -         -            -        -      545,000            -         -           -           -      545,000
Stock options
 exercised               -         -            -        -      (45,000)           -         -      34,443     124,000       79,000
Note receivable
 forgiven                -         -            -        -      100,000            -         -           -           -      100,000
Retirement of
 stock                   -         -       (8,000)       -            -            -         -       8,000       35,000      35,000
Purchase of
 treasury stock          -         -            -        -            -            -         -    (605,000)  (3,586,000) (3,586,000)
Translation
 adjustment              -         -            -        -            -            -   (33,000)          -            -     (33,000)
Other                    -         -            -        -       (4,000)           -         -           -            -      (4,000)
                ----------   -------  -----------  -------  ----------- ------------  --------- ----------   ---------  -----------

Balance at
January 31, 1998 1,140,000   114,000    9,209,875    1,000   20,710,000   11,734,000   (36,000) (1,113,976)  (4,902,000) 27,621,000

Net loss                 -         -            -        -            -   (7,383,000)        -           -            -  (7,383,000)
Stock issued -
 compensation
 plan                    -         -            -        -       (6,000)           -         -      15,000       66,000      60,000
Stock issued -
 sale                    -         -            -        -     (270,000)           -         -     300,000    1,320,000   1,050,000
Amortization of
  unearned
  compensation           -         -            -        -      588,000            -         -           -            -     588,000
Translation
 adjustment              -         -            -        -            -            -     18,000          -            -      18,000
                ----------   -------  -----------  -------  ----------- ------------  --------- ----------   ---------  ------------
Balance at
 January 31,
 1999            1,140,000  $114,000    9,209,875  $ 1,000  $21,022,000 $  4,351,000  $ (18,000) (789,976) $(3,516,000) $21,954,000
                ==========  ========  ===========  =======  =========== ============  ========= ========== ===========  ===========

          See accompanying notes to consolidated financial statements.

             RESEARCH PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                                                                           Year ended January 31,
                                                            ----------------------------------------------------
                                                                1999                1998                1997
                                                            -------------       -------------      -------------
Operating activities:
   Net (loss) income                                        $  (7,383,000)      $  (6,513,000)     $   6,329,000
   Adjustments to reconcile net (loss) income to net
     cash provided by (used) in operating activities:
      Depreciation and amortization                               790,000             724,000            578,000
      Deferred taxes                                             (207,000)           (338,000)          (647,000)
      Gain on sale of subsidiary                                 (599,000)                  -                  -
      Translation adjustment                                       18,000             (33,000)            (3,000)
      Other                                                       657,000             682,000             40,000
                                                            -------------       -------------      -------------
                                                               (6,724,000)         (5,478,000)         6,297,000
   (Increase) decrease in operating assets:
     Receivable from brokers and dealers                       (1,355,000)          9,115,000         (4,544,000)
     Securities owned, at market value                          8,459,000           4,623,000         (6,458,000)
     Securities owned, not readily marketable                     488,000             (78,000)           379,000
     Loans receivable                                            (159,000)             47,000            (16,000)
     Income taxes receivable                                    1,635,000          (3,544,000)                 -
     Other assets                                                 798,000            (662,000)          (514,000)
   Increase (decrease) in operating liabilities:
     Securities sold, not yet purchased                        (1,814,000)         (4,687,000)         2,982,000
     Commissions payable                                        1,217,000          (1,382,000)           194,000
     Deferred compensation                                     (1,796,000)            387,000          1,078,000
     Income taxes payable                                               -            (252,000)           (80,000)
     Accrued expenses and other liabilities                      (305,000)         (2,246,000)           211,000
                                                            -------------       -------------      -------------
Net cash provided by (used in) operating activities               444,000          (4,157,000)          (471,000)
                                                            -------------       -------------      -------------
Investing activities:
   Purchase of office furniture, equipment
     and leasehold improvements                                  (989,000)           (731,000)          (745,000)
   Investment in limited partnerships                                   -            (948,000)        (2,400,000)
   Liquidation of investment in limited partnerships            1,605,000                   -                  -
   Acquisition, net of cash acquired                                    -            (176,000)                 -
   Sale of subsidiary, net of cash sold                           666,000                   -                  -
   Goodwill resulting from acquisition                           (158,000)            (36,000)           (55,000)
                                                            -------------       -------------      -------------
Net cash provided by (used in) investing activities             1,124,000          (1,891,000)        (3,200,000)
                                                            -------------       -------------      -------------
Financing activities:
   Issuance of common stock                                             -              75,000         16,499,000
   Issuance of common stock warrants                                    -                   -              1,000
   Sale (purchase) of treasury stock                            1,050,000          (3,586,000)        (2,615,000)
   Repayment of subordinated debt                                (176,000)           (186,000)          (231,000)
                                                            -------------       -------------      -------------
Net cash provided by (used in) financing activities               874,000          (3,697,000)        13,654,000
                                                            -------------       -------------      -------------

Net increase (decrease) in cash and cash equivalents            2,442,000          (9,745,000)         9,983,000

Cash and cash equivalents at beginning of year                  8,111,000          17,856,000          7,873,000
                                                            -------------       -------------      -------------

Cash and cash equivalents at end of year                    $  10,553,000       $   8,111,000      $  17,856,000
                                                            =============       =============      =============



          See accompanying notes to consolidated financial statements.

             RESEARCH PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

1.  Basis of Presentation

The consolidated financial statements include the activities of Research Partners International, Inc., formerly, GKN Holding Corp., and its subsidiaries (the "Company"). The Company is primarily engaged in the following segments: full service retail, institutional and research and discounted retail securities brokerage. These segments provide the following services: securities brokerage, research, investment banking, and trading services for individuals, institutions and corporations through the Company's wholly owned subsidiaries.

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

Securities
Securities transactions and the related revenues and expenses, including commission revenues and expenses, are recorded on a trade-date basis. Securities owned and securities sold, not yet purchased, consist primarily of equities and are stated at quoted market values. Securities owned, not readily marketable, consist primarily of warrants that are stated at management's estimate of fair value based on a percentage of the market value of the underlying securities. Unrealized gains and losses are included in revenues from principal transactions.

Investments
Investments consist primarily of investments in limited partnerships, which are accounted for using the equity method.

Depreciation and amortization
Office furniture, equipment and leasehold improvements are stated at cost, net of accumulated depreciation and amortization of $2,378,000 and $1,897,000 at January 31, 1999 and 1998, respectively. Office furniture and equipment are depreciated using either an accelerated method or a straight-line method, where applicable, over their estimated useful lives. Leasehold improvements are amortized over the lesser of the life of the lease or estimated useful life of the improvement.


Goodwill
Goodwill represents the excess of the purchase price over the net assets acquired upon the Company's acquisition of Shochet Securities, Inc. ("Shochet") in November 1995, Dalewood Associates, Inc. ("Dalewood") in December 1996, Southeast Research Partners, Inc. ("Southeast") in March 1997 and a small business acquisition in May 1998. The goodwill is being amortized over 25 years on a straight line basis. Accumulated amortization was $383,000 and $222,000 at January 31, 1999 and 1998, respectively. Management reviews goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.


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


Stock-based compensation
The Company uses the intrinsic value method to account for stock-based employee compensation plans. Under this method, compensation cost is recognized for stock option awards only if the quoted market price (or estimated fair market value of the stock prior to the stock becoming publicly traded) is greater than the amount the employee must pay to acquire the stock. Pro forma disclosures required by SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), based on the fair value-based method are presented in note 11.


Income Taxes
Deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts and existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.


Investigations and settlements
Investigations and settlements expense is comprised of costs related to the settlement of regulatory matters.

   3.  Business Acquisitions and Sales

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


   On October 1, 1998, the Company sold its 60% majority owned ownership interest in one of its Swiss subsidiaries, GKN Asset Management AG to a Swiss investor for 1,000,000 Swiss francs, or $728,000. The Company recognized a gain of $599,000 on the sale, which is included in other income in the statement of operations.

   On December 31, 1998, the Company reduced its investment in Dalewood Associates, L.P. The reduction resulted in no gain or loss.

   4.  Related Party Transactions

   Loans receivable from officers and employees of the Company are included in loans receivable at January 31, 1999 and 1998. Loans receivable from officers were $169,000 in 1999 and $94,000 in 1998. Receivables representing advances to brokers in anticipation of their continued employment and generating commission revenue in accordance with loan agreements were $1,065,000 in 1999 and $916,000 in 1998. The brokers are liable to the Company for the advances until the minimum employment period is completed and the specified commission revenue is generated. The advances are not collateralized and do not bear interest. The advances are amortized to compensation expense over the life of the loan agreements, which ranged from periods of one to five years at January 31, 1999. Receivables from current employees were $307,000 and $382,000 at January 31, 1999 and 1998, respectively. An allowance for losses is established for those receivables whose collection is considered doubtful. This allowance totaled $209,000 and $47,000 at January 31, 1999 and 1998, respectively. For the year ended January 31, 1998, the Company wrote off $2,900,000 of loans receivable, included in other expenses. Amounts written off in fiscal 1999 and 1997 were not significant.

   5.  Segment and Geographic Area Data

   The Company has adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes standards for the reporting and display of information about operating segments. In fiscal 1999 and prior years, the Company operated in three principal segments: Full Service Retail, Institutional and Discounted Retail Brokerage. Each segment is managed separately based on types of products and services offered and the related client bases. The Company evaluates the performance of its segments based primarily on income before income taxes.

   o Full Service Retail - provides full service securities brokerage and trading services, through GKN Securities Corp. ("GKN"), to a clientele which primarily consists of individuals who invest in OTC equity securities.

   o Institutional and Research - provides securities brokerage, research and investment banking services, through Southeast, to a clientele primarily consisting of institutional investors and corporations who invest in listed and OTC equity securities.

   o Discounted Retail - provides full service discount brokerage services, through Shochet, to a clientele consisting primarily of retired individuals who invest in exchange-listed equity securities, fixed income securities and mutual funds.

   The Company allocates certain revenues to its operating segments based on services provided by one segment to another. The Company also allocates to segments, certain overhead expenses based upon specified agreed-upon amounts. Certain of the segments incur interest expense on subordinated debt payable to the Company at contract rates. All such amounts are eliminated in consolidation. All other accounting policies of the segments are the same as those described in the summary of significant accounting policies.

                                            Full Service  Institutional   Discounted     Eliminations
                                               Retail     and Research    Retail        and all other      Total
                                           -------------  -------------   -----------   -------------   -----------
   January 31, 1999:
   Revenues from external sources          $  28,864,000  $9,559,000      $ 7,223,000   $ 3,190,000    $48,836,000
   Intersegment revenues                         523,000     624,000                -    (1,147,000)             -
   Interest revenue                              507,000      83,000          608,000       136,000      1,334,000
   Depreciation and amortization                 329,000     218,000          212,000        31,000        790,000
   (Loss) income before income taxes          (9,263,000) (1,194,000)        (434,000)    1,720,000     (9,171,000)

   Segment assets                          $  11,427,000  $6,260,000      $ 3,915,000   $ 6,678,000    $28,280,000
   Expenditures for long-lived
      assets                               $     337,000  $  208,000      $   572,000   $    30,000    $ 1,147,000


   January 31, 1998:
   Revenues from external sources          $  34,342,000  $5,135,000      $ 6,023,000   $ 1,837,000    $47,337,000
   Intersegment revenues                         318,000     238,000                -      (556,000)             -
   Interest revenue                              470,000      91,000          584,000       194,000      1,339,000
   Depreciation and amortization                 369,000     173,000          172,000        10,000        724,000
   (Loss) income before income taxes          (9,891,000)   (577,000)         122,000       390,000     (9,956,000)

   Segment assets                          $  21,405,000  $5,555,000      $ 3,422,000   $ 6,590,000    $36,972,000
   Expenditures for long-lived assets      $      89,000  $   60,000      $    40,000   $   578,000    $   767,000


   January 31, 1997:
   Revenues from external sources          $  59,431,000  $        -      $ 7,047,000   $  (348,000)   $66,130,000
   Intersegment revenues                               -           -                -             -              -
   Interest revenue                              783,000           -          514,000       323,000      1,620,000
   Depreciation and amortization                 409,000           -          155,000        14,000        578,000
   Income (loss) before income taxes          11,056,000           -          450,000      (150,000)    11,356,000

   Segment assets                          $  35,535,000  $        -     $  3,371,000   $12,727,000    $51,633,000
   Expenditures for long-lived assets      $     355,000  $        -     $    384,000   $    61,000    $   800,000

   The following is a reconciliation of the Company's reported segment revenues,
   (loss) income before provision for income taxes and segment assets to the Company's consolidated totals:

                                                                      For the year ended January 31,
                                                            ----------------------------------------------
                                                                1999               1998              1997
                                                            ---------------      ----------        -----------
   Revenues
      Total net revenues for reported segments              $  47,991,000      $  47,201,000       $67,775,000
      All other revenues                                        4,207,000          2,190,000         2,038,000
      Consolidation/elimination                                (2,028,000)          (715,000)       (2,063,000)
                                                            --------------     --------------      ------------
      Total consolidated net revenues                       $  50,170,000      $  48,676,000       $67,750,000
                                                            ==============     ==============      ===========

   (Loss) income before provision for income taxes:
      Total (loss) income for reported segments             $ (10,891,000)     $ (10,346,000)      $11,506,000
      All other income                                          2,106,000            249,000           362,000
      Consolidation/elimination                                  (386,000)           141,000          (512,000)
                                                            --------------     --------------      ------------
      Total (loss) income before provision for
        income taxes                                        $  (9,171,000)     $  (9,956,000)      $11,356,000
                                                            ==============     ==============      ===========
   Segment assets:
      Total assets for reported segments                    $  21,602,000      $  30,382,000       $38,906,000
      All other assets                                         12,479,000         14,458,000        15,348,000
      Consolidation/elimination                                (5,801,000)        (7,868,000)       (2,621,000)
                                                            --------------     --------------      ------------
      Total segment assets                                  $  28,280,000      $  36,972,000       $51,633,000
                                                            ==============     ==============      ===========


   The Company's principal operations are located in the United States. The Company maintains an office in Europe. Gross revenues from operations in Europe represent less than 4% of the Company's overall revenues.

   6.  Commitments and Contingencies

   The Company leases office facilities and equipment under noncancelable operating leases. Certain leases have renewal options and clauses for escalation and operating cost adjustments. At January 31, 1999, future minimum rental commitments under such leases were as follows for the fiscal years ending January 31:

                     2000                                 $3,493,000
                     2001                                  3,411,000
                     2002                                  3,099,000
                     2003                                  2,942,000
                     2004                                  2,095,000
                     Thereafter                           14,411,000
                                                          ----------
                                                         $29,451,000
                                                         ===========

   Total rent expense was $3,082,000, $2,211,000, and $1,672,000 in fiscal years 1999, 1998, and 1997, respectively.

   The Company's broker-dealer subsidiaries are involved in various other legal proceedings arising from its securities activities. Management believes that resolution of these proceedings will have no material adverse effect on the Company's consolidated financial position or results of operations.

7.  Employee Benefits

   The Company has a defined contribution 401(k) plan covering substantially all employees meeting certain eligibility requirements. Prior to May 1, 1996, Shochet employees were covered by a separate 401(k) plan. The Company makes discretionary matching contributions to the plan annually, which amounted to $170,000, $79,000, and $116,000 for fiscal years 1999, 1998, and 1997, respectively.

   8.  Income Taxes

   The components of income tax (benefit) expense were as follows for the fiscal years ended January 31,:


                                      1999            1998             1997
                                  -------------   -------------    ------------
         Current:
            Federal                $(1,693,000)   $  (3,323,000)   $3,905,000
            State and local            112,000          218,000     1,769,000
                                  -------------   -------------    ------------
                                    (1,581,000)      (3,105,000)    5,674,000
         Deferred                     (207,000)        (338,000)     (647,000)
                                  -------------   -------------    ------------
                                   $(1,788,000)   $  (3,443,000)   $5,027,000
                                  =============   =============    ============

   The effective tax rates reflected in the consolidated financial statements differ from the statutory federal income tax rate as follows:


                                               1999        1998         1997
                                             -----         ----       -------

   Statutory tax rate                         34.0%        34.0%        35.0%
   State and local taxes, n
      net of federal tax benefit               1.8          1.4          9.0
   Change in valuation allowance             (26.6)        (4.5)           -
   Other                                      10.3          3.7          0.3
                                              ----          ---          ---
   Effective tax rate                         19.5%        34.6%        44.3%
                                             =====         =====        =====

   Deferred income taxes reflect temporary differences in the basis of the Company's assets and liabilities for income tax purposes and for financial reporting purposes, using current tax rates. These temporary differences result in taxable or deductible amounts in future years.

   The net deferred tax liabilities at January 31, 1999 and 1998 are comprised as follows:

                                                    1999              1998
                                                    ----             ------
            Gross deferred tax asset:
              Net operating loss carryforwards   $ 1,640,000       $ 933,000
              Depreciation and amortization          331,000         284,000
              Reserve for contingencies              247,000         234,000
              Unrealized losses on securities        431,000               -
              Bonus stock awards and other           448,000         140,000
                                                   ---------         -------
                 Total gross deferred tax asset    3,097,000       1,591,000
                 Less:  valuation allowance       (2,887,000)       (447,000)
                                                  ----------        --------
                 Net deferred tax asset              210,000       1,144,000
                                                  ----------       ---------

            Gross deferred tax liability:
              Unrealized gains on securities               -      (1,109,000)
              Other                                 (239,000)       (271,000)
                                                    --------        --------

               Total gross deferred tax liability   (239,000)     (1,380,000)
                                                    --------      ----------
                 Net deferred tax liability        $ (29,000)     $ (236,000)
                                                   =========      ==========

   For the year ended January 31, 1999, as a result of the Company's tax position, the Company provided for a valuation allowance of $2,440,000. Management believes that the valuation allowance at January 31, 1999 is adequate as timing differences will reverse in the carryforward period. Reserve for contingencies represents the tax effect of litigation reserves not deductible for tax purposes in the current period.

   The Company files consolidated federal and combined New York State and New York City income tax returns.

   9.  Stockholders' Equity

   In July 1996 the Company sold 2,875,000 shares of its common stock in an initial public offering at a price of $6.00 per share. The proceeds from the public offering were $16,375,000 after underwriting discounts and commissions, and $15,264,000 after other expenses of the offering totaling $1,111,000. GKN served as a co-manager of the offering. GKN received underwriting discounts and commissions of $850,000, which were eliminated in consolidation. The Company has used the net proceeds principally to expand its existing business and also for working capital and general corporate purposes.

   During the fiscal year ended January 31, 1998 the Company repurchased a total of 597,000 shares of its common stock. The stock repurchases were authorized in order to provide for future issuances of stock bonuses to employees and for the purchase of Southeast. In March 1997, the Company authorized 1,200,000 shares of Series A preferred stock, of which 1,140,000 were issued for the purchase of Southeast. The Series A preferred stock is convertible into shares of the Company's common stock at a rate of 0.16 shares of common stock for each share of preferred stock at any time prior to March 13, 2002.

   In October 1998, the Company sold 300,000 shares of treasury stock to a Swiss investor in a private transaction.

   10.  Comprehensive Income

   The Company has adopted SFAS No. 130, Reporting Comprehensive Income, which establishes standards for the reporting and display of comprehensive income and its components. Total comprehensive income measures all changes in stockholders' equity resulting from transactions of the period, other than transactions with stockholders.

   The components of comprehensive income are as follows for the years ended January 31,

                                                                 1999              1998             1997
                                                                 ----              ----             ----
   Net (loss) income                                       $ (7,383,000)      $(6,513,000)      $6,329,000
   Other comprehensive income (loss):
        Foreign currency translation adjustments                 18,000           (33,000)          (3,000)
                                                                 ------            -------          ------
   Total comprehensive (loss) income                       $ (7,365,000)      $(6,546,000)     $ 6,326,000
                                                           =============       ===========      ===========

   11.  Stock Compensation Plans

   At January 31, 1999, the Company has two stock-based compensation plans, which are described below. The Company has also granted stock options outside of the plans.

   Fixed stock option plan and other fixed stock option awards

   The Company's 1991 Employee Incentive Plan (the "1991 Plan") provides for the issuance of stock, stock options and other stock purchase rights to executive officers, other key employees and consultants of the Company and its subsidiaries. The Company may grant options for up to five million shares of common stock under the 1991 Plan. The options may qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended. The exercise price of each option granted under the 1991 Plan is determined by the Company's Board of Directors at the time of grant. The exercise price of incentive stock options must be at least equal to the fair market value of the Company's stock on the date of grant. The exercise price of non-qualified options must be at least equal to 65% of the fair market value of the Company's stock on the date of grant. The vesting period is at least one year for all grants and incentive stock options have maximum terms of ten years and non-qualified options have maximum terms of 13 years.

   The Company has adopted the disclosure-only provisions of SFAS 123. Accordingly, no compensation cost has been recognized for stock options granted under or outside of the 1991 Plan. Had compensation cost been determined based on the fair value at the grant dates for stock option awards consistent with the method of SFAS 123, the Company would have reported the following net (loss) income and earnings per share ("EPS"):

                                                              1999              1998               1997
                                                              ----              ----               ----
   Net (loss) income              As reported             $(7,383,000)    $(6,513,000)        $6,329,000
                                  Pro forma               $(7,788,000)    $(6,729,000)        $6,268,000

   Basic EPS                      As reported             $     (0.90)    $     (0.80)        $     0.93
                                  Pro forma               $     (0.95)    $     (0.83)        $     0.92

   Diluted EPS                    As reported             $     (0.90)    $     (0.80)        $     0.88
                                  Pro forma               $     (0.95)    $     (0.83)        $     0.87

   In May 1996, the Company offered employees holding certain options issued in December 1992 through February 1995 under the 1991 Plan the opportunity to convert their options into options for a fewer number of shares, but with lower exercise prices and/or shorter vesting periods. Options for 432,000 shares were canceled and new options for 165,000 shares were granted in the conversion.

   In April 1998, the Company offered employees holding certain options having an exercise price of $4.50 to $6.00 the opportunity to convert their options into options for a fewer number of shares, but with a lower exercise price. Options for 181,000 shares were canceled and new options for 103,000 shares were granted in the conversion.

   The Company has also granted stock options outside of the 1991 Plan. The stock options are authorized under specific agreements when the Company enters into employment agreements or when a director joins the Board of Directors. The number of shares subject to options, the exercise price, vesting, termination and other provisions of such awards are determined by the Board of Directors and specified in each individual stock option agreement. At January 31, 1999, options to purchase a total of 30,000 shares of common stock were outstanding.

   A summary of the status of the Company's 1991 Plan and other options granted outside of the 1991 Plan as of January 31, 1999, 1998, and 1997, and changes during the fiscal years then ended is presented below:

                                                           1999                          1998           1997
                                                  ----------------------------           ----           ----
                                                  Shares      Weighted-Average          Shares         Shares
   Stock Options                                    (000)      Exercise Price            (000)          (000)
   -------------                                  ----------------------------           -----          -----
   Outstanding at beginning of year                1,196         $  5.56                1,045           1,897
   Granted                                           322            3.18                  289             422
   Exercised                                           -              -                   (35)           (781)
   Forfeited                                        (267)           4.68                 (103)            (61)
   Swapped                                          (181)           5.53                    -            (432)
                                                  ------                               -------           ------
   Outstanding at end of year                      1,070            4.54                1,196           1,045
                                                  ======                               =======          =======

   Options exercisable at year-end                  636

   Weighted-average fair value of
      options granted during the year             $1.63

   The following table summarizes information about stock options outstanding at January 31, 1999:

                                            Options Outstanding                     Options Exercisable
                            -------------------------------------------         ------------------------------
                                                Weighted-
                                                 Average      Weighted-                              Weighted-
                              Number            Remaining     Average              Number             Average
        Range of            Outstanding        Contractual    Exercise             Exercisable       Exercise
   Exercise Prices          at 1/31/99            Life         Price                at 1/31/99         Price
--------------------       -------------     ------------    -----------          ------------        ----------
   $2.20 to $3.31               321,000        6.3 years      $  2.83                 107,000         $   2.21
   $4.00 to $5.00               376,000        5.7               4.56                 282,000             4.58
   $6.00 to $6.13               373,000        5.8               6.00                 247,000             6.00
                            -----------                                               -------
                              1,070,000                                               636,000
                            ===========                                               =======


   Stock award plan
   The Company's 1996 Incentive Compensation Plan provides for a portion of annual incentive awards payable to executive management and business unit managers to be made in restricted shares of the Company's common stock. All awards are subject to a minimum three-year vesting period. The maximum number of shares which may be awarded under the plan is one million. As of January 31, 1999, approximately 268,000 shares had been awarded. The Company recognized $523,000 and $530,000 of compensation expense for stock awards under this plan for the fiscal years ended January 31, 1999 and 1998, respectively.

   Non-employee stock compensation
   The Company granted stock options to purchase 25,000 shares to the seller of Shochet on the date of the Company's initial public offering in accordance with the Shochet purchase agreement. The fair value of the options, which was recorded as an adjustment to the Shochet purchase price, was estimated to be $36,000 on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%, expected volatility of 27%, risk-free interest rate of 6.4%, and expected life of 2.5 years. All of the options were outstanding at January 31, 1999.

   12.  Earnings per Common Share

   In March 1997, the FASB issued SFAS No. 128, Earnings per Share ("SFAS 128"). This statement changes the calculation and presentation of EPS. The new presentation consists of basic EPS, which includes no dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the period, and diluted EPS, which is similar to the previously disclosed fully diluted EPS. SFAS 128 will result in basic EPS results higher than EPS as calculated under the previous method. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the SFAS 128 requirements. For the fiscal years ended January 31, 1999 and 1998, common stock equivalents, consisting of stock options and warrants, were not included in the computation of diluted EPS, as the inclusion of such shares would be anti-dilutive due to the Company's net loss for each year.

   The following table sets forth the computation of basic and diluted EPS:

                                                                       Year ended January 31,
                                                            -------------------------------------------
                                                                 1999              1998          1997
                                                            ---------------    -----------    ----------
   Numerator for basic and diluted EPS:
        Net (loss) income                                    $  (7,383,000)    $(6,513,000)   $ 6,329,000
                                                             ==============    ============   ===========
   Denominator for basic EPS:
        Weighted-average common shares                           8,206,652       8,114,245      6,824,156
   Dilutive stock options                                                -               -        351,111
                                                              ------------      ----------    -----------
   Denominator for diluted EPS                                   8,205,652       8,114,245      7,175,267
                                                              ============     ===========    ===========

   Basic EPS                                                   $    (0.90)     $     (0.80)   $      0.93
                                                              ============     ===========    ===========
   Diluted EPS                                                 $    (0.90)     $     (0.80)   $      0.88
                                                              ============     ===========    ===========

   13.  Concentration of Credit Risk and Off-Balance Sheet Risk

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

   14.  Net Capital Requirements

   GKN, Southeast, and Shochet, all wholly-owned subsidiaries of the Company, are registered broker-dealers with the Securities and Exchange Commission

   (the "SEC") and member firms of the National Association of Securities Dealers, Inc. As such, GKN, Southeast, and Shochet are subject to the SEC's net capital rule, which requires the maintenance of minimum net capital.

   GKN computes net capital using the alternative method permitted by the net capital rule, which requires that it maintain minimum net capital, as defined, greater than or equal to $250,000. At January 31, 1999, GKN had net capital of $1,220,000.

   Southeast computes net capital under the standard aggregate indebtedness method permitted by the net capital rule, which requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. At January 31, 1999, Southeast had net capital of $1,302,000 and a net capital requirement of $100,000. Southeast's ratio of aggregate indebtedness to net capital was 0.84 to 1.

   Shochet computes net capital under the standard aggregate indebtedness method permitted by the net capital rule. At January 31, 1999, Shochet had net capital of $612,000 and a net capital requirement of $100,000. Shochet's ratio of aggregate indebtedness to net capital was 1.07 to 1.

   15. Supplemental Cash Flow Information


                                                                       Year ended January 31,
                                                              --------------------------------------------
                                                               1999                1998            1997
                                                               ----                ----            ----
   Cash paid for:
        Income taxes                                      $    230,000        $       372,000    $ 5,763,000
                                                          ==============       ==============     ===========
        Interest                                          $      9,000        $       424,000    $    48,000
                                                          ==============       ==============     ===========
   Non-cash investing and financing transactions
         relating to the Company's purchase
        acquisition that are not reflected in the
        consolidated statement of cash flows
            Fair value of assets acquired                 $     -             $     2,156,000    $      -
            Goodwill acquired                                   -                   2,177,000           -
            Liabilities assumed                                 -                  (1,474,000)
            Preferred stock issued                              -                  (1,094,000)          -
            Treasury stock issued                               -                    (912,000)          -
                                                                -                  ----------           -
                 Cash paid                                      -                     853,000           -
                 Less:  cash acquired                           -                    (677,000)          -
                                                                -                  ----------           -
                 Net cash paid for acquisition            $     -              $      176,000    $      -
                                                          ==============        =============    ========
   Non-cash financing transaction:
        Treasury stock issued for Incentive
            Compensation Plan                            $     60,000          $    1,734,000    $      -
                                                          ==============        =============    ========

                  Independent Auditors' Report



   To the Board of Directors and Stockholders of Research
   Partners International, Inc.:

   We have audited the accompanying consolidated statements of financial condition of Research Partners International, Inc. and subsidiaries (the Company) as of January 31, 1999 and 1998, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended January 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.


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


   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 1999 and 1998, and the results of its operations and its cash flows for each of the years in the three-year period ended January 31, 1999, in conformity with generally accepted accounting principles.


   /s/ KPMG LLP

   April 13, 1999

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
             ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated herein by reference to the information to be included in our proxy statement for our 1999 annual meeting of stockholders under the caption Election of Directors.


ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the information to be included in our proxy statement for our 1999 annual meeting of stockholders under the caption Executive Compensation.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

The information required by this item is incorporated herein by reference to the information to be included in our proxy statement for our 1999 annual meeting of stockholders under the caption Voting Securities.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference to the information to be included in our proxy statement for our 1999 annual meeting of stockholders under the caption Certain Transactions.

PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
             ON FORM 8-K


3.  Exhibits:

 (a) Exhibit No.       Description

       3.1 Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1, File No. 333-05273 (Registration Statement)
       3.1(a) Amendment, effective as of May 31, 1994, to the Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1(a) to the Registration Statement)
       3.1(b) Certificate of Elimination of Series A Preferred Stock dated January 14, 1997 (old) (incorporated by reference to Exhibit 3.1(b) to the Company's Form 10-Q for the quarterly period ended April 30, 1997 ("April 1997 10-Q")
       3.1(c) Certificate of Designation of Series A Preferred Stock dated March 4, 1997 (new) (incorporated by reference to
                       Exhibit 3.1(c) to the April 1997 10-Q)
       3.2 By-laws (incorporated by reference to Exhibit 3.2 to the Registration Statement)
       4.1 Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement)
       10.1(a) Lease for One State Street Plaza, New York, New York 10004 (incorporated by reference to Exhibit 10.1(a) of the Company's Form 10-K for the fiscal year ended January 31, 1998)
       10.2 Agreement between GKN Securities Corp. and managers of Miami, Florida branch office (incorporated by reference to Exhibit 10.8 to the Registration Statement)
       10.3            Employment Agreement between the Company and David M.
                       Nussbaum (incorporated by reference to Exhibit 10.10 to the Registration Statement)
       10.4            Employment Agreement between the Company and Roger N.
                       Gladstone (incorporated by reference to Exhibit 10.11 to the Registration Statement)
       10.5            Employment Agreement between the Company and Robert H.
                       Gladstone (incorporated by reference to Exhibit 10.12 to the Registration Statement)
       10.6            Employment Agreement between the Company and Peter R.
                       Kent (incorporated by reference to Exhibit 10.13 to the Registration Statement)
       10.7 Warrant Agreement with Joachim Stahler (incorporated by reference to Exhibit 10.14 to the Registration Statement)
       10.8 Stock Purchase Agreement with Marvin and Sally Shochet, including form of Option Agreement (incorporated by reference to Exhibit 10.15 to the Registration Statement)

       10.9 Stock Option Agreement with Arnold B. Pollard (incorporated by reference to Exhibit 4.2 to the Company's Form S-8 filed on January 23, 1997, File No. 333-20273)
       10.10 Stock Option Agreement with John P. Margaritis (incorporated by reference to Exhibit 4.3 to the Company's Form S-8 filed on January 23, 1997, File No. 333-20273)
       10.11 1991 Employee Incentive Plan (incorporated by reference to Exhibit 10.17 to the Registration Statement)
       10.12 1996 Incentive Compensation Plan (incorporated by reference to Exhibit 10.20 to the Registration Statement)
       10.13 Amendment, effective as of December 19, 1996, to the 1996 Employee Incentive Plan (incorporated by reference to
                       Exhibit 10.13 to the Company's Form 10-K for the fiscal year ended January 31, 1997)
       10.14           Clearing Agent Agreement with Wertheim Schroder & Co.
                       Incorporated (incorporated by reference to Exhibit 10.18 to the Registration Statement)
       10.15 Form of Stock Option Agreement (incorporated by reference to Exhibit 10.19 to the Registration Statement)
       10.16 Form of Indemnification Agreement (incorporated by reference to Exhibit 10.21 to the Registration Statement)
       10.17 Stock Option Agreement with Richard Y. Roberts (incorporated by reference to Exhibit 10.17 to the Form 10-K for the fiscal year ended January 31, 1998)
       10.18           Deferred Compensation Plan
       10.21           Subsidiaries of the Company
       23.1            Consent of KPMG LLP
       27.1            Financial Data Schedule BD (1/31/99)


    (b) Reports on Form 8-K:

We filed a Current Report on Form 8-K on November 13, 1998 announcing a proposed merger between one of our subsidiaries and a third party which was subsequently terminated).

                                   SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           Research Partners International, Inc.

                                           By:     /s/ Richard M. Feldman
                                               --------------------------
                                                   Richard M. Feldman
                                                   Senior Vice President and
                                                   Chief Financial Officer

                                           Date:   April 30, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 30, 1999.

/s/ David M. Nussbaum                      Chairman of the Board and
---------------------                      Chief Executive Officer (Principal
David M. Nussbaum                          Executive Officer)

/s/ Roger N. Gladstone                     President and Director
---------------------
Roger N. Gladstone

/s/ Peter R. Kent                          Executive Vice President and
-------------------                        Chief Operating Officer and Director
Peter R. Kent

/s/ Lester Rosenkrantz                     Executive Vice President, Director
----------------------
Lester Rosenkrantz

/s/ Richard M. Feldman                     Senior Vice President and
---------------------                      Chief Financial Officer (Principal
Richard M. Feldman                         Accounting and Financial Officer)

/s/ James I. Krantz                        Director
----------------------
James I. Krantz

/s/ John P. Margaritis                     Director
------------------------
John P. Margaritis

/s/ Arnold B. Pollard                      Director
------------------------
Arnold B. Pollard

/s/ Peter McMullin                         Executive Vice President, Chief
------------------------                   Investment Officer and Director
Peter McMullin

/s/ Robert T. McAleer                      Executive Vice President and Director
------------------------
Robert T. McAleer

/s/ Richard Y. Roberts                     Director
------------------------
Richard Y. Roberts