Form 10-K/A
period 1999-01-31
RESEARCH PARTNERS INTERNATIONAL INC
filed 1999-06-01
CIK 814774

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549
                                  FORM 10-K/A

(Mark One)
[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

      For the fiscal year ended January 31, 1999

                                      OR

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934

      For the transition period from                to

                        Commission file number 0-21105


                     RESEARCH PARTNERS INTERNATIONAL, INC.
                ----------------------------------------------
                (Name of small business issuer in Its charter)


            Delaware                                   13-3414302
-------------------------------           ------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)


One State Street Plaza, New York, New York              10004
------------------------------------------           ----------
 (Address of Principal Executive Offices)            (Zip Code)



                                (215) 509-3800
               ------------------------------------------------
               (Issuer's Telephone Number, Including Area Code)



The Registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the fiscal year ended January 31, 1999 as set forth in the pages attached hereto:

       Item 6. Selected Financial Data (to correct a typographical error in the pre-tax return on average equity line item)

       Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (to correct typographical errors)

      To Add:
       Item 10.              Directors and Executive Officers of the Registrant
       Item 11.              Executive Compensation
       Item 12.              Security Ownership of Certain Beneficial Owners
                              and Management
       Item 13.              Certain Relationships and Related Transactions

ITEM 6.      SELECTED FINANCIAL DATA

The following table summarizes five years of consolidated financial data of the Company (in thousands, except per share amounts and other data):


                                                            Year ended January 31,
                                        ---------------------------------------------------------------
                                           1999          1998         1997         1996         1995
                                        ----------   ----------   ----------    ---------    ----------
Income Statement Data:
Total revenues                          $50,170      $48,676      $67,750       $43,019      $32,410
Total expenses                          $59,341      $58,632      $56,394       $36,732      $31,516
Pre-tax (loss) income                   $(9,171)     $(9,956)     $11,356       $ 6,287         $894
Net (loss) income                       $(7,383)     $(6,513)     $ 6,329       $ 3,469         $381
Basic (loss) earnings
         per common share               $ (0.90)     $ (0.80)     $  0.93       $  0.69      $  0.08
Diluted (loss) earnings
         per common share               $ (0.90)     $ (0.80)     $  0.88       $  0.60      $  0.07
Weighted average shares
   outstanding - basic                    8,207        8,114        6,824         5,037        5,063
Weighted average shares
   outstanding - diluted                  8,207        8,114        7,175         5,737        5,695

Balance Sheet Data:
Total assets                            $28,280      $36,972      $51,633       $27,853      $16,096
Total liabilities (excluding
   subordinated debt)                   $ 5,918      $ 8,775      $15,869       $12,143      $ 4,339
Subordinated debt                       $   408      $   576      $   738       $   934      $     -
Stockholders' equity                    $21,954      $27,621      $35,026       $14,776      $11,757

Other Data:
Ratio of assets to stockholders'
   Equity                                 1.29         1.34          1.47         1.89         1.37
Return on average equity                 (29.0%)      (19.9%)        25.0%        26.1%         3.3%
Pre-tax return on average equity         (36.0%)      (30.4%)        44.9%        47.4%         7.8%
Book value per share                     $2.61        $3.41         $4.26        $3.02        $2.30
Registered representatives                 227          253           275          224          163


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

Expenses

Total expenses for fiscal 1999 were $59,341,000, a 1.2% increase over fiscal 1998. Total expenses as a percentage of revenues decreased to 118% from 120%. Included in fiscal 1999 expenses were $3,025,000 of business development costs and costs associated with shutdowns. We do not expect to incur these expenses in the future. Total operating expenses for fiscal 1999 would have been $56.3 million versus the comparable operating expenses of $53.3 million in fiscal 1998, reflecting a 5.6 % increase.

Compensation and benefit expense increased by $2,272,000, or 6.5%, to $37,323,000. These expenses are primarily variable as commissions to brokers are paid as a percentage of commission revenues generated. The expense increase in fiscal 1999 is consistent with the increase in commission revenues.

Communications expenses increased by $308,000, or 6.5%, to $5,079,000. This increase was primarily a result of our new business ventures and expanded facilities.

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

Expenses

Total expenses for fiscal 1998 were $58,632,000, a 4% increase over fiscal 1997. Total expenses as a percentage of revenues increased from 83% to 120%. Included in fiscal 1998 expenses is $5,295,000 in one-time charges. These charges are composed of $2,260,000 related to litigation, $2,931,000 related to the write-off of recruiting payments to brokers and $104,000 related to severance payments to terminated employees. The recruiting payment write-off represents the write-off of receivables from 98 terminated brokers and a reserve for receivables deemed uncollectible based on historical loss experience from 55 non-terminated brokers. These receivables would have otherwise been written off over periods up to 36 months. The litigation-related expenses are entirely related to our settlement with the NASDR, resolving a previously disclosed NASDR investigation concerning markups on warrants of seven companies GKN underwrote during the period December 1993 through April 1996. Without the one time expenses, total operating expenses for fiscal 1998 would have been $53,337,000 versus the comparable operating expenses of $55,082,000 in fiscal 1997, reflecting a 3% decrease.

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

Other Matters

Year 2000 Computer Issue

We initiated a firm-wide program to address the "Year 2000 Computer Issue" in order to prepare our computer systems and applications for properly processing dates after December 31, 1999. This program consists of a series of steps to identify all critical & non-critical systems, determine Y2K compliance through inquiries and testing and change non-compliant systems. Our program is proceeding on schedule and it is our expectation that we will have our firm-wide Year 2000 solution substantially in place by July 1, 1999.

We have completed our identification phase. Third party vendors and service providers provide all of our computer programs and services. Most of the programs were purchased after the year 2000 Computer Issue became widely recognized. We have contacted approximately 75% of our third party vendors and service providers and have received written confirmation from approximately 50% of them that the Year 2000 Computer Issue has been appropriately managed. Schroder, our clearing firm, is our largest and most important computer services related vendor. Schroder has provided us with assurances that it expects to appropriately manage the Year 2000 Computer Issue on a timely basis.

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

We are developing contingency plans in the event that significant external parties fail to achieve their Year 2000 plans by the targeted dates. We anticipate that beginning on January 1, 2000, Year 2000 related failures may result in sporadic disruption of communications, power or other external infrastructure worldwide that could compromise the timely performance of specific business functions and/or limit the flow of business opportunities across the organization. We intend to have contingency plans and crisis management teams in place to coordinate our response to those events likely to present material risks to us. The process is currently underway, but there can be no assurance that any such contingency plans will fully mitigate the effects of any third party failure.

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

Quantitative and qualitative disclosures about market risk

Our market making, investing and underwriting activities often involve the purchase, sale or short sale of securities as principal. Such activities subject our capital to significant risks from markets that may be characterized by relative illiquidity or may be particularly susceptible to rapid fluctuations in liquidity. Such market conditions could limit our ability to resell securities purchased or to purchase securities sold short. These activities subject our capital to significant risks, including market, credit counterparty and liquidity risks. Market risk relates to the risk of fluctuating values based on market prices without action on our part. Our primary credit risk is settlement or counterparty risk, which relates to whether a counterparty will fulfill its contractual obligations, such as delivery of securities or payment of funds. Liquidity risk relates to our inability to liquidate assets or redirect the deployment of assets contained in illiquid investments. In addition, our market and liquidity risks associated with asset revaluation are increased because these risks associated with asset revaluation are increases because these risks for us are concentrated and thus subject us to increased risks if market conditions deteriorate.

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

Safe Harbor Cautionary Statement

We occasionally make forward-looking statements such as forecasts and projections of expected future performance or statements of our plans and objectives. When used in this annual report and in future filings with the SEC, in our press releases and in oral statements made with the approval an authorized executive officer, the words or phrases "will likely result," "the Company expects," "we intend or expect," "will continue," "is anticipated," "estimated," "project," or "outlook" or similar expressions, including confirmations by one of our authorized executive officers of any such expressions made by a third party regarding us with respect to the company are intended to identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We want to caution you not to place undue reliance on these forward-looking statements, each of which speaks only as of the date made. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Factors that could affect our results of operations and cause its results to differ from these statements include:

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

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Our current executive officers, key employees and directors are as follows:


Name                        Age      Position
----                        ---      --------
David M. Nussbaum           45       Chairman of the Board and Chief Executive Officer
Roger N. Gladstone          45       President and Director
Peter R. Kent               46       Executive Vice President, Chief Operating Officer and Director
Lester Rosenkrantz          58       Executive Vice President and Director
Robert H. Gladstone         41       Executive Vice President
Richard M. Feldman          38       Senior Vice President and Chief Financial Officer
Peter R. McMullin           56       Executive Vice President, Chief Investment Officer and Director
Robert T. McAleer           66       Executive Vice President and Director
James I. Krantz             44       Director
John P. Margaritis          49       Director
Arnold B. Pollard           56       Director
Richard Y. Roberts          47       Director


     David M. Nussbaum has been our Chairman of the Board and Chief Executive Officer since September 1990, served as our Executive Vice President from January 1987 until September 1990 and has served as one of our directors since January 1987. He is also Chairman of the Board and Chief Executive Officer of GKN Securities Corp. He is a director of Shochet Securities, Inc. He has been a director and executive officer of Dalewood Associates, Inc. since our acquisition of Dalewood in December 1996 and a director and executive officer of Southeast Research Partners, Inc. since our acquisition of Southeast in March 1997. Mr. Nussbaum serves on the Board of Arbitrators of the National Association of Securities Dealers, Inc. He is also a member of the Young Presidents Organization and a member of the Board of Directors of the Sid Jacobson Jewish Community Center in Roslyn, New York. From 1984 through 1986, Mr. Nussbaum was engaged primarily in the acquisition, management, syndication and operation of real estate projects. From 1980 through 1984, Mr. Nussbaum was engaged in the private practice of law at the firm of Rosenman Colin Freund Lewis & Cohen in New York. Mr. Nussbaum graduated from the University of Michigan, magna cum laude. He received his law degree (cum laude; Order of the Coif) from New York University School of Law. In August 1997, Mr. Nussbaum concluded a settlement with NASD Regulation, Inc. ("NASDR") resolving an NASDR investigation, discussed below.

     Roger N. Gladstone has been our President and one of our directors since January 1987. He is also President and a director of GKN Securities. He is also a director and executive officer of Shochet and Dalewood. Mr. Gladstone serves on the Board of Arbitrators of the National Association of Securities Dealers, Inc. He is also a member of the Young Presidents Organization and an honorary member of the board of directors of the Sid Jacobson Jewish Community Center in Roslyn, New York. Mr. Gladstone is a Director of No Small Affair South, a charitable foundation which provides positive experiences for disadvantaged children. From 1984 through 1986, Mr. Gladstone was engaged primarily in the acquisition, management, syndication and operation of real estate projects. From 1980 through 1984, Mr. Gladstone was engaged in the private practice of law in New York. Mr. Gladstone graduated from Stanford University, received a Master of Business Administration from New York University and received his law degree from the Benjamin N. Cardozo School of Law, Yeshiva University. In August 1997, Mr. Gladstone concluded a settlement with the NASDR resolving an NASDR investigation, discussed below.

     Peter R. Kent has served as the Chief Operating Officer of our Company and GKN Securities since February 1996, as a director of our Company and GKN Securities since May 1996 and as Executive Vice President of our Company and GKN Securities since June 1998. He served as Chief Financial Officer of our Company and GKN Securities from July 1995 through October 1998. He has served as Chief Financial Officer of Shochet from November 1995 until October 1998 and director of Shochet since we acquired it in November 1995, as an executive officer and director of Dalewood since we acquired it in December 1996 and as an executive officer and director of Southeast since we acquired it in March 1997. He was elected a director of Research Partners International AG, hereinafter referred to as RPII-AG, in January 1998. From September 1991 through February 1995, Mr. Kent served initially as Chief Financial Officer, and subsequently as President, Chairman of the Board, and Chief Executive Officer, of Consolidated Waste Services of America, Inc., a solid waste management and recycling company. From 1988 until 1991, Mr. Kent was employed by the securities firm of Wessels, Arnold & Henderson, where he served as a member of the Corporate Finance Department in charge of its Environmental Services Group. From 1984 to 1988, Mr. Kent was employed by Henry Ansbacher, Inc., a firm involved in the field of media mergers and acquisitions, initially as Chief Financial Officer and subsequently as its President and Chief Operating Officer. Previous to 1984, Mr. Kent had been employed by Sutro & Co. Incorporated, Wells Fargo Bank, and Arthur Andersen & Co. Mr. Kent is a Certified Public Accountant. Mr. Kent graduated from the University of California at Berkeley, where he also received his Masters in Business Administration.

     Lester Rosenkrantz has been a director and Executive Vice President of our Company and GKN Securities since February 1994. Mr. Rosenkrantz has been a director of Southeast since our acquisition of Southeast in March 1997. Mr. Rosenkrantz was Vice Chairman and Director of Corporate Finance of Reich & Co., Inc. (formerly Vantage Securities), a member of the New York Stock Exchange ("NYSE"), from November 1990 until January 1994. He has also served in various management positions at Rosenkrantz, Lyon and Ross, Incorporated, a NYSE member firm from 1973 to 1990, serving as Vice Chairman at the end of his tenure. Mr. Rosenkrantz was employed by Andresen & Company from 1963 to 1973, lastly as a General Partner and head of institutional and retail sales. Mr. Rosenkrantz graduated from Pennsylvania State University.

     Robert H. Gladstone has served as an Executive Vice President of our Company since November 1993 and a director of our Company from January 1992 to May 1996. He has also been an executive officer of GKN Securities since January 1990. Mr. Gladstone is a member of the board of directors of the Sid Jacobson Jewish Community Center in Roslyn, New York. Mr. Gladstone graduated from Boston University and received a Bachelor of Arts in Business Administration. In January 1997, Mr. Gladstone concluded a settlement with the Securities and Exchange Commission, hereinafter referred to as SEC, resolving an SEC investigation and in August 1997, he concluded a settlement with the NASDR resolving an NASDR investigation, both of which are discussed below.

     Richard M. Feldman has served as our Senior Vice President and Chief Financial Officer and Chief Financial Officer of GKN Securities and Shochet since joining our Company in October 1998. From August 1992 to October 1998, Mr. Feldman had served in similar capacities at several broker dealers, including Waterhouse Securities, Inc. and Muriel Siebert & Co., Inc., two national brokerage firms. From 1982 through July 1992, Mr. Feldman was employed by Deloitte & Touche, LLP, an international accounting firm. Mr. Feldman is a Certified Public Accountant, and a member of the New York State Society of CPAs, the American Institute of CPAs and the Security Industry Association. Mr. Feldman graduated from the University of Massachusetts and received a Bachelor of Arts in Business Administration.

     Peter R. McMullin has served as a director of our Company since May 1997 and our Executive Vice President and Chief Investment Officer since June 1998. He is a co-founder of Southeast and has served as Executive Vice President and Managing Director of Southeast since its inception in June 1990. Previously, Mr. McMullin served as a Research Director for various firms, including Gulfstream Financial, Inc., Alan Bush Brokerage Company, Inc. and Dominion Securities Limited. Mr. McMullin received a

Bachelor of Science and a Master of Business Administration from the University of Toronto. Mr. McMullin is a Chartered Financial Analyst.

     Robert T. McAleer has been an Executive Vice President and a director of our Company since June 1998. He is a co-founder of Southeast and has served as President and Managing Director of Southeast since its inception in June 1990. Prior to founding Southeast, Mr. McAleer served as Executive Vice President of Gulfstream Financial, Inc. and was previously employed by Prescott Ball Turben, Inc. He graduated from Bucknell University and received a Bachelor of Science.

     James I. Krantz has been one of our directors since September 1990. Since 1977, Mr. Krantz has served as a Property, Casualty and Life Insurance Broker and has been engaged in real estate management and investment. Since September 1997, Mr. Krantz served as President and Chief Executive Office of York International Agency, Inc., a full service insurance agency and from 1993 to September 1997, Mr. Krantz served as Vice President of York International Agency. Mr. Krantz graduated from Syracuse University. He received his Chartered Property Casualty Underwriter designation in 1989.

     John P. Margaritis has served as a director of our Company since August 1996. Since September 1998, Mr. Margaritis served as President and Chief Executive Officer of The Hawthorn Group New York, an international public relations firm. From June 1997 until September 1998, Mr. Margaritis served as Chief Executive Officer of Margaritis & Associates, a public relations consulting firm. Mr. Margaritis was the President and Chief Executive Officer of Ogilvy Adams & Rinehart (currently known as Ogilvy Public Relations Worldwide), a public relations firm from January 1994 through February 1997, and was the President and Chief Operating Officer from January 1992 to January 1994. From July 1988 until January 1992, Mr. Margaritis was Chairman and Chief Executive Officer of Ogilvy & Mathers, Public Relations. Mr. Margaritis is a director of the Arthur Ashe Institution for Urban Health and Research America, a non- profit organization to promote government's support of medical research. Mr. Margaritis is a member of the President's Advisory Counsel for the Museum of Television and Radio. Mr. Margaritis is also a trustee of Washington and Jefferson College. Mr. Margaritis graduated from Washington and Jefferson College and received his masters degree from the New School for Social Research.

     Arnold B. Pollard has been our director since August 1996. Since June 1993, he has been the President and Chief Executive Officer of Chief Executive Group, which publishes "Chief Executive" magazine. For over 20 years, he has been President of Decision Associates, a management consulting firm specializing in organizational strategy and structure. Mr. Pollard was a founding member of the Strategic Decision Analysis Group of SRI, a company engaged in management consulting and contract research. Since October 1996, Mr. Pollard has served as a director and a member of the compensation committee of Delta Financial Corp., a public company engaged in the business of mortgage financing, of Sonic Foundry, a public company which develops audio software, and International Management Education Foundation, a non-profit educational organization. From 1989 to 1991, Mr. Pollard served as Chairman and Chief Executive Officer of Biopool International, a biodiagnostic public company focusing on blood related testing. From 1970 to 1973, Mr. Pollard served as adjunct professor at the Columbia Graduate School of Business. Mr. Pollard graduated from Cornell University (Tau Beta Pi) and holds a doctorate in Management Science from Stanford University.

     Richard Y. Roberts has served as a director of our Company since December 1997. Mr. Roberts became affiliated with Thelen Reid & Priest LLP (then known as Reid & Priest LLP) in January 1997, as counsel, where he participates in their Business and Finance, Infrastructure and Government, and Utility and Energy Practice Groups. From August 1995 to December 1996, Mr. Roberts served as General Counsel to Princeton Venture Research, Inc., a venture capital securities consulting firm. From October 1990 to July 1995, Mr. Roberts served as a Commissioner of the United States Securities and Exchange Commission.

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

     Roger N. Gladstone is the brother of Robert H. Gladstone and the brother-in-law of David M. Nussbaum. No other family relationships exist between any of our or our subsidiaries' executive officers or directors.

     In January 1997, GKN Securities and Robert H. Gladstone concluded a settlement with the SEC resolving an SEC investigation arising out of customer complaints against certain brokers and alleged related supervisory failures during 1991 and 1992. The settlement was entered in to without admitting or denying the SEC's findings. Under the terms of the settlement, GKN Securities paid a penalty of $100,000, engaged an independent consultant to review the firm's supervisory and compliance policies and procedures and agreed to implement the recommendations of the independent consultant. Robert H. Gladstone agreed to pay a penalty of $50,000 and agreed to a suspension from all association in any capacity with any broker, dealer, investment advisor, investment company or municipal securities dealer for a period of thirty days, and agreed not to be associated in a supervisory capacity for eleventh months thereafter. In August 1997, GKN Securities and certain of its executive officers, senior managers or former and present brokers (including David M. Nussbaum, Roger N. Gladstone and Robert H. Gladstone) reached settlements with the NASDR resolving an NASDR investigation concerning alleged excessive markups on warrants of several companies GKN Securities underwrote and for which it made a market during the period 1993 through 1996. The settlement was entered into without admitting or denying the NASDR's allegations. Under the settlement, GKN Securities consented to sanctions including censure, the payment of restitution, interest and fines of $1,723,000 and engaged an independent consultant to review GKN Securities' policies, practices and procedures relating to the fair pricing and commissions charged to customers and to related supervisory and compliance policies and structure and agreed to implement the recommendations of the independent consultant. Each of David M. Nussbaum and Roger N. Gladstone consented to censure, a fine of $50,000 and a suspension from association in any capacity with any member of the NASD for thirty days. Robert H. Gladstone consented to a censure, a fine of $100,000, a suspension from association in any capacity with any member of the NASD for a period of thirty days and a suspension from association, with any member in a principal or supervisory capacity for a period of three months. In addition, he agreed to requalify by examination as a General Securities Principal if he decided to become associated as a principal or supervisor following the termination of his suspension. He has requalified.

Meetings of the Board of Directors:

     During fiscal 1999, our Board of Directors held seven meetings and acted by unanimous written consent on one occasion.

Committees of the Board of Directors:

   Audit Committee

     Current members:  R. Gladstone, J. Margaritis, A. Pollard and R. Roberts

     Number of Meetings in fiscal 1999:    Two

     Functions:

            o       reviews the scope of accounting audits

            o reviews with the independent auditors the corporate accounting practices and policies and recommends to whom reports should submitted

            o       reviews with the independent auditors their final report

            o reviews with the internal and independent auditors overall accounting and financial controls, and

            o are available to the independent auditors during the year for consultation purposes.

   Compensation Committee

     Current Members:   D. Nussbaum, J. Margaritis and A. Pollard

     Number of Meetings in Fiscal 1999:   Three

     Functions:

            o reviews and makes recommendations to our Board of Directors regarding salaries, compensation benefits (other than with respect to the Company's 1991 Employee Incentive Plan ("1991 Plan") and IC Plan), and

            o will review any related party transactions on an ongoing basis for potential conflicts of interest.

   Employee Incentive Committee

     Current Members:   J. Margaritis and A. Pollard

     Number of Meetings in Fiscal 1999:    One

     Functions:

            o makes all decisions regarding grants of awards under the 1991 Plan and IC Plan

   Executive Committee

     Current Members:    D. Nussbaum, R. Gladstone and P. Kent

     Number of Acts by Written Consent in Fiscal 1999:    Four

     Functions:

            o may address any and all matters handled by our Board of Directors

Director Compensation

   Directors who are employed by us are not compensated for their services as our directors nor for any committee participation. Directors who are not employed by us are paid $2,500 per quarter.

Section 16(a) Beneficial Ownership Reporting Compliance

   Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons also are required to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on our review of the copies of such forms furnished to us and representations that no other reports were required, all Section 16(a) reporting requirements were complied with during fiscal 1999, except that an initial report which reported the grant of options to Richard M. Feldman, our then recently appointed Chief Financial Officer, was filed late.

ITEM 11.          EXECUTIVE COMPENSATION

   The following table shows the compensation paid by us and our subsidiaries, as well as certain other compensation paid or accrued, during the fiscal years ended January 31, 1999, 1998 and 1997, to our Chief Executive Officer and to our other four most highly compensated executive officers whose compensation was $100,000 or greater during fiscal 1999. The following individuals are referred to as the "Named Officers."


                          Summary Compensation Table


                                                                                      Long Term Compensation
                                                                                 --------------------------------
                                                           Annual Compensation     Restricted     Securities             All
                                          Fiscal                                      Stock       Underlying            Other
                                        Year Ended      Salary        Bonus         Awards(1)    Options/SARS    Compensation (2)(3)
Name and Principal Position            January 31,       ($)           ($)             ($)          (#)                  ($)
------------------------------------------------------------------------------------------------------------------------------------
David M. Nussbaum                          1999         240,000          -0-           -0-         -0-              1,132,416(4)
  Chairman of the Board and Chief          1998         240,000          -0-           -0-         -0-                453,987(5)
  Executive Officer of the Company         1997         240,000        252,986       337,986       -0-              1,314,090
  and GKN Securities
------------------------------------------------------------------------------------------------------------------------------------
Roger N. Gladstone                         1999         240,000          -0-           -0-         -0-                577,692(4)
  President of the Company and GKN         1998         240,000          -0-           -0-         -0-                703,736(5)
  Securities                               1997         240,000        252,986       252,986       -0-              1,337,000
------------------------------------------------------------------------------------------------------------------------------------
Peter R. Kent                              1999         200,000          -0-           -0-         -0-                  2,400
  Chief Operating Officer of the           1998         200,000          -0-           -0-         -0-                  -0-
  Company   and GKN Securities             1997         200,000        444,210       270,523       -0-                  -0-
------------------------------------------------------------------------------------------------------------------------------------
Robert H. Gladstone                        1999         240,000          -0-           -0-         -0-                868,023(4)
  Executive Vice President of the          1998         240,000          -0-           -0-         -0-                415,008(5)
  Company and GKN Securities               1997         240,000        252,986       337,986       6,666            1,301,359
------------------------------------------------------------------------------------------------------------------------------------
Lester Rosenkrantz                         1999         175,000          -0-           -0-         -0-                22,536
  Executive Vice President of the          1998         175,000          -0-           -0-         -0-                23,323(5)
  Company and GKN Securities               1997         157,500        140,746       98,582        -0-                86,164
------------------------------------------------------------------------------------------------------------------------------------



(1) Amounts shown in fiscal 1997 represent dollar values of restricted shares issued pursuant to the IC Plan based on the closing price our common stock on the date of grant. The IC Shares reported in the Summary Compensation Table vest, in whole, on the third year anniversary from the date of grant. The holders of the IC Shares have the right to vote such shares and to receive dividends paid with respect to such shares. See "Compensation Arrangements - 1996 Incentive Compensation Plan."

(2) Amounts shown for fiscal 1998 and 1997 consist primarily of commissions paid on the brokerage of securities. Amounts shown for fiscal 1999 also include, to a lesser extent, contributions pursuant to our 401(k) plan consisting of (a) cash in the amount of $1,200, $1,200, $1,200, $1,200 and $470, and (b) dollar values of common stock in the amounts of $1,200, $1,200, $1,200, $1,200 and $470, all on behalf of David M. Nussbaum, Roger N. Gladstone, Peter R. Kent, Robert H. Gladstone and Lester Rosenkrantz, respectively, to match, based upon a formula set forth in the 401(k) plan, fiscal 1999 pre-tax salary reduction deferral contributions (included herein under the column Salary). Dollar values of our common stock contributed by us are based upon the closing price of our common stock on the last trading day prior to our 1999 fiscal year end. The matching contribution vests based upon years of service in accordance with a formula set forth in our 401(k) plan, but the salary reduction deferral amount contributed by the employee is 100% immediately vested upon deferral by such employee.

(3) Amounts shown in fiscal 1999 also represent dollar values of restricted shares contributed by us and allocated to the account of four of the Named Officers pursuant to the Deferred Compensation Plan of GKN Securities, our wholly-owned subsidiary. Dollar values of common stock in the amounts of $9,240, $8,957 and $8,962 were contributed by us in April 1999 to the GKN Securities' Deferred Compensation Plan on behalf of David M. Nussbaum, Roger
N. Gladstone and Robert H. Gladstone, respectively, to match the amount of fiscal 1999 pre-tax commission payout which was deferred (included herein under the column All Other Compensation) by each of such persons, respectively, and contributed by them to their respective accounts under the Deferred Compensation Plan. Both the Named Officers' commission payout deferred amount and the related GKN Securities matching contribution of our Common Stock have a three year vesting period beginning at the end of the applicable deferral year. Therefore, if a Named Officer leaves the employ of GKN Securities prior to the end of the three year vesting period, such Named Officer loses both GKN's Securities' matching contribution and the amount of the commission payout which was deferred by such Named Officer pursuant to the Deferred Compensation Plan. See "Compensation Arrangements - 1998 Deferred Compensation Plan."

(4) Includes a payment in securities in various companies with a market value of $876,250, $330,000 and $617,500 to David M. Nussbaum, Roger N. Gladstone and Robert H. Gladstone, respectively.

(5) Includes a payment from the proceeds of the sale of options to purchase securities in various companies of $147,911, $375,711, $92,703 and $7,811, to David M. Nussbaum, Roger N. Gladstone, Robert H. Gladstone and Lester Rosenkrantz, respectively.

   Management cannot determine, without unreasonable effort or expense, the specific amount of certain personal benefits afforded to its employees, or the extent to which benefits are personal rather than business. Management has concluded that the aggregate amounts of such personal benefits which cannot be specifically or precisely ascertained do not in any event exceed, as to each individual named in the preceding table, the lesser of $50,000 or 10% of the compensation reported in the preceding table for such individual, and that such information set forth in the preceding table is not rendered materially misleading by virtue of the omission of the value of such personal benefits.

Option Grants in Last Fiscal Year

   No stock options were granted to the Named Officers during fiscal 1999.

Option Exercises and Holdings

   The following table sets forth information concerning the number and value of unexercised options held by each of the Named Officers as of January 31, 1999.


------------------------------------------------------------------------------------------------------------------------------------
                                      AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
                                                 FISCAL YEAR-END OPTION/SAR VALUES
------------------------------------------------------------------------------------------------------------------------------------
                                                               Number of Securities                 Value of Unexercised
                                                              Underlying Unexercised              In-The-Money Options/SARs
                              Shares                             Options/SARs at                  at Fiscal Year-End ($)(2)
                             Acquired          Value          Fiscal Year-End (#)(1)             --------------------------
                            on Exercise      Realized         ----------------------
     Name                       (#)             ($)          Exercisable   Unexercisable          Exercisable   Unexercisable
     ----                       ---             ---          -----------   -------------          -----------   -------------
David M. Nussbaum               -0-             -0-            20,000        -0-                      -0-            -0-
Roger N. Gladstone              -0-             -0-            20,000        -0-                      -0-            -0-
Peter R. Kent                   -0-             -0-            70,000        -0-                      -0-            -0-
Lester Rosenkrantz              -0-             -0-            25,000        -0-                      -0-            -0-
Robert H. Gladstone             -0-             -0-             6,666        -0-                      -0-            -0-
------------------------------------------------------------------------------------------------------------------------------------


(1) Represents shares issuable upon exercise of options granted under the 1991 Plan.

(2) Based on the difference between the closing sale price of our common stock on January 29, 1999 ($1 3/4) and the exercise price of the option multiplied by the number of shares of common stock subject to the option.

Compensation Arrangements

     o   Employment Agreements Regarding Named Officers

         We have employment agreements with each of David M. Nussbaum, Roger
N. Gladstone and Robert H. Gladstone which expired on April 30, 1999 but were extended on a month-to-month basis by an employment letter agreement between us and each of such persons, dated as of April 28, 1999. Each agreement provides for a salary at the minimum rate of $20,000 per month and the issuance of up to 15% of any underwriter warrants issuable to us in connection with our corporate finance and investment banking activities. Messrs. Nussbaum, Gladstone and Gladstone each receive payments of 20% of the gross brokerage commissions generated under any of his or each other's customer accounts (an aggregate 60% pay-out) and they are also entitled to bonuses under the IC Plan discussed below. The agreements continue until either we or the employee gives the other notice to terminate the employment agreement at the end of any month, at least thirty days prior to the end of such month, unless terminated earlier under conditions set forth in the agreement. Notwithstanding the foregoing, effective February 1, 1999, each of Messrs. Nussbaum, Gladstone and Gladstone voluntarily agreed to waive one-half of their base-salary until such time as we report two consecutive profitable quarters. We also have an employment agreement with Peter R. Kent which expired on April 30, 1999 but which was extended on a month-to-month basis by an employment letter agreement between us and Mr. Kent, dated as of April 28, 1999. The agreement provides for a salary at a minimum rate of $16,666.67 per month. Mr. Kent is also entitled to bonuses under the IC Plan. The agreement continues until either we or Mr. Kent gives the other notice to terminate the employment agreement at the end of any month at least thirty days prior to the end of such month, unless terminated earlier under conditions set forth in the agreement. The agreements with Messrs. Nussbaum, Gladstone, Gladstone and Kent contain non-compete provisions, expiring one year after termination of employment, which prohibit these persons from competing with us without our prior written consent. Our Board approved the annual salary of Lester Rosenkrantz as $175,000 for fiscal 1999 and fiscal 2000. Mr. Rosenkrantz is also entitled to commissions on his brokerage business and bonuses under the IC Plan.

     o   1991 Employee Incentive Plan

         In June 1991, we adopted and our stockholders approved the 1991 Plan which, as amended, provides for the issuance of stock, stock options and other stock purchase rights to executive officers and other key employees and consultants who render significant services to us and our subsidiaries. The 1991 Plan was adopted to provide our Board with sufficient flexibility regarding the forms of incentive compensation which we will have at our disposal to reward these persons. Under the 1991 Plan, both options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended, and non-qualified options may be granted. Our Board has designated the Employee Incentive Committee to administer and determine the distribution and terms of awards granted under the 1991 Plan, pursuant to guidelines set forth in the 1991 Plan. During fiscal 1999, options to purchase a total of 322,000 shares of our common stock at exercise prices ranging from $2.63 to $4.50 were granted under the 1991 Plan. As of January 31, 1999, a total of 4,184,170 shares of our common stock remain reserved for future issuance pursuant to the 1991 Plan.

     o   1996 Incentive Compensation Plan

         In July 1996, we adopted and our stockholders approved the IC Plan which, as amended, establishes an incentive compensation pool equal to 25% of all pre-tax, pre-incentive compensation profits, once a 10% pre-tax, pre-incentive return on beginning equity has been achieved. If our pre-tax, pre-incentive compensation profits are sufficient to establish a bonus pool, such bonus pool would then be distributed to management and business unit managers, in majority part based upon a pre-fixed percentage determined in the beginning of the fiscal year in question and to a lesser extent, based upon the discretion of the Employee

Incentive Committee after such fiscal year has ended. In the discretion of the Employee Incentive Committee, up to 50% of the value of any award may be paid in restricted shares of our common stock, and up to 100% may be paid in restricted shares with the consent of the recipient. The "restricted" shares will not vest, except in limited circumstances, until three years after the date of grant. During fiscal 1999, no grants were made pursuant to the IC Plan. A total of 714,950 shares of our common stock is currently reserved for issuance under the IC Plan.

     o   1998 Deferred Compensation Plan

         In March 1998, our subsidiary, GKN Securities, adopted a deferred compensation plan which was amended in March 1999, pursuant to which management level employees or highly compensated employees of GKN Securities may defer a percentage of his or her commission payout for a fiscal year. The maximum deferral percentage is based upon the employee's prior year's annual production, calculated in accordance with a formula set forth in the deferred compensation plan, and his or her years with GKN Securities. Based upon the actual deferral percentage by the employee, GKN Securities will match the dollar amount of such deferral with a like amount of our Common Stock.

         Both the employee's deferred commission payout amount and the related GKN Securities matching contribution of our common stock have a three-year vesting period commencing at the end of the applicable deferral year. Payment of the deferred account balance is made after the completion of the three-year vesting period, or earlier upon death.

         We have deposited our shares in the deferred account balance and have made a book entry of the amount deferred by eligible employees. However, the deferred account balances are considered to be unfunded until they are distributed by or vested in an employee because until then, they are subject to forfeiture upon the occurrence of events referenced in the deferred compensation plan.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

         The table which follows sets forth certain information as of May 28, 1999, with respect to the stock ownership of (i) those persons or groups known to us to beneficially own more than 5% of our voting securities, (ii) each of our director and director nominees, (iii) our Chief Executive Officer and our other four most highly compensated executive officers whose compensation was $100,000 or greater during fiscal 1999 (such persons are referred to as "Named Officers") and (iv) all of our directors and executive officers as a group. The information is determined in accordance with Rule 13d-3 promulgated under the Securities Exchange Act of 1934, based upon information furnished by the persons listed or contained in filings made by them with the Securities and Exchange Commission.

         As of May 28, 1999, we had issued and outstanding 8,540,919 shares of common stock and 1,140,000 shares of Series A Preferred Stock, referred to hereinafter as Preferred Shares. As of May 28, 1999, each Preferred Share was convertible into 0.16 shares of our common stock or 182,400 shares of our common stock, in the aggregate. As of May 28, 1999, the outstanding common stock and Preferred Shares collectively had voting power equivalent to 8,723,319 shares of our common stock, which is reflected in the information set forth below in the table.


                                                        Amount and Nature of              Percent of
Name of Beneficial Owner                                Beneficial Ownership*         Voting Securities
David M. Nussbaum(1) ..............................        1,202,442 (2)                    13.8%
Roger N. Gladstone(1) .............................        1,188,275 (3)                    13.6
Peter R. Kent .....................................          115,087 (4)                     1.3
Lester Rosenkrantz ................................           41,430 (5)                      **
Robert H. Gladstone(1)                      .......          498,275 (6)                     5.7
James I. Krantz ...................................          171,875 (7)                     2.0
Peter R. McMullin .................................          100,112 (8)                     1.1
Robert T. McAleer .................................           90,112 (8)                     1.0
John P. Margaritis ................................           10,000 (9)                      **
Arnold B. Pollard .................................           10,000 (9)                      **
Richard Y. Roberts ................................           10,000 (9)                      **
Dr. Ernst Muller-Mohl(10) .........................        1,150,000                        13.2
All Executive Officers
  and Directors as a group                                 3,437,608(11)                    38.4%
  (12 persons).....................................

------------------------------

* For purposes of the information set forth above, all shares of our Common Stock that an individual or group has a right to acquire within 60 days pursuant to the exercise of warrants or options or other convertible securities are deemed to be currently owned and outstanding for purposes of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Except as indicated in the footnotes to the table, the securityholders listed above possess sole voting and investment power with respect to their securities, subject to community property laws where applicable.

**    Less than 1%.

(1) The business address of David M. Nussbaum and Robert H. Gladstone is c/o GKN Securities Corp., One State Street Plaza, New York, New York 10004. The business address of Roger N. Gladstone is c/o GKN Securities Corp., 433 Plaza Real, Boca Raton, Florida 33432.

(2) Includes 20,000 shares issuable upon exercise of options and 56,331 restricted shares issued to Mr. Nussbaum under the Company's 1996 Incentive Compensation Plan ("IC Plan"). The holders of the restricted shares issued under the IC Plan ("IC Shares") have the power to vote and the right to receive dividends with respect to such shares but the IC Shares do not vest until March 2000 and may not be transferred prior to that date. Does not include 35,000 shares held by The Nussbaum Family Foundation, Inc., one of whose directors is the spouse of Mr. Nussbaum. Mr. Nussbaum disclaims beneficial ownership of the shares held by such foundation.

(3) Includes 20,000 shares issuable upon exercise of options and 42,164 IC Shares. Does not include 27,500 shares held by The Lisa and Roger Gladstone Foundation, one of whose directors is the spouse of Roger Gladstone. Roger Gladstone disclaims beneficial ownership of the shares held by such foundation.

(4) Represents 70,000 shares issuable upon exercise of options and 45,087 IC Shares.

(5) Represents 25,000 shares issuable upon exercise of options and 16,430 IC Shares.

(6) Includes (i) 52,500 shares issuable upon exercise of options which are held by Robert Gladstone's spouse, (ii) 56,331 IC Shares, and
         (iii) 6,666 shares issuable upon exercise of options. Does not include 5,000 shares held by The Robert Gladstone Family Foundation, one of whose directors is the spouse of Robert Gladstone. Mr. Gladstone disclaims beneficial ownership of the shares held by such foundation.

(7) Includes 3,125 shares held by Mr. Krantz's spouse and 10,000 shares issuable upon exercise of options. Does not include 1,000 shares issuable upon exercise of options which become exercisable in February 2000.

(8) Includes 49,152 shares of Common Stock which are issuable upon conversion of 307,200 Preferred Shares.

(9)      Represents 10,000 shares issuable upon exercise of options.

(10) The business address of Dr. Ernst Muller Mohl is Ramistr. 18, Zurich 8001, Switzerland.

(11) Includes the shares issuable upon exercise of options and included in the table, as described in the above footnotes, and 98,304 shares of Common Stock, in the aggregate, issuable upon conversion of Messrs. McMullin's and McAleer's Preferred Shares, and excludes those shares subject to options as indicated in the above footnotes as being excluded from the table.

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

      We have purchased and continue to purchase insurance using York International Agency, Inc. ("York") and York Financial Concepts, Inc. ("York Financial") as our agent. James I. Krantz, one of our directors, is President and Chief Executive Officer, a director and a stockholder of York and a majority shareholder of York Financial. In fiscal 1999, we paid to York and York Financial, respectively, premiums of $156,510 and $50,760 for insurance policies purchased through York and York Financial, respectively (a portion of which amounts are paid by the insurer to York and York Financial).

      In the fiscal year ended January 31, 1995, we loaned to Mr. Lester Rosenkrantz, our Executive Vice President and director, an aggregate of $99,000. An additional $25,000 loan was made in the fiscal year ended January 31, 1996. Mr. Rosenkrantz repaid $10,000 in December 1995 and $20,000 in March 1996. In February 1998, we loaned to Mr. Rosenkrantz an additional $50,000. As of January 31, 1999, the principal aggregate outstanding amount of the loans to Mr. Rosenkrantz, amounted to $169,000. These loans are payable without interest and are collateralized through the pledge by Mr. Rosenkrantz of his interest in certain Underwriter Warrants.

      Effective October 1, 1998, we sold to Dr. Ernst Muller-Mohl, a person who beneficially owns more than 5% of our outstanding stock, all of the stock we owned in GKN Asset Management AG, for Swiss francs 1 million (U.S. $728,000). GKN Asset Management AG served as an investment advisor to Early Bird, an investment company listed on the Swiss stock exchange. Also effective October 1, 1998, Dr. Ernst Muller-Mohl purchased 300,000 shares of our common stock for $1,050,000. In connection with this purchase, Dr. Muller-Mohl agreed not to sell any shares of our common stock owned by him until September 30, 1999 without our consent and agreed not to purchase any additional shares of our common stock until January 31, 2001 without our consent.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 28, 1999                    RESEARCH PARTNERS INTERNATIONAL, INC.

                                       By:/s/ Richard M. Feldman
                                           ----------------------------------
                                           Richard M. Feldman, Senior Vice
                                           President and Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ David M. Nussbaum         Chairman of the Board and Chief Executive         May 28, 1999
---------------------------   Officer (Principal Executive Officer)
David M. Nussbaum


/s/ Roger N. Gladstone        President and Director                            May 28, 1999
---------------------------
Roger N. Gladstone


/s/ Peter R. Kent             Executive Vice President, Chief Operating         May 28, 1999
---------------------------   Officer and Director
Peter R. Kent


/s/ Lester Rosenkrantz        Executive Vice President and Director             May 28, 1999
---------------------------
Lester Rosenkrantz


/s/ Richard M. Feldman        Senior Vice President and Chief Financial         May 28, 1999
---------------------------   Officer (Principal Accounting and Financial
Richard M. Feldman            Officer)

/s/ Peter R. McMullin
---------------------------   Executive Vice President, Chief Investment        May 28, 1999
Peter R. McMullin             Officer and Director


/s/ Robert T. McAleer
---------------------------   Executive Vice President and Director             May 28, 1999
Robert T. McAleer

/s/ James I. Krantz
---------------------------   Director                                          May 28, 1999
James I. Krantz


/s/ John P. Margaritis
---------------------------   Director                                          May 28, 1999
John P. Margaritis


/s/ Arnold B. Pollard         Director                                          May 28, 1999
---------------------------
Arnold B. Pollard

/s/ Richard Y. Roberts
---------------------------   Director                                          May 28, 1999
Richard Y. Roberts
