Form 10-Q
period 1999-04-30
RESEARCH PARTNERS INTERNATIONAL INC
filed 1999-06-14
CIK 814774

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 1999

                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________ to ________


                         Commission file number 0-21105

                      RESEARCH PARTNERS INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)


          Delaware                                          13-3414302
--------------------------------                        -------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)

One State Street Plaza, New York, NY                           10004
----------------------------------------                   -------------
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

Yes   X    No |_|


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                      Outstanding at June 10, 1999
-------------------------------            -----------------------------
Common Stock, $.0001 par value                   8,569,780 shares

             RESEARCH PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES
                                      Index




Part I - Financial Information                                            Page

Item 1.   Financial Statements

     Consolidated Statements of Financial Condition as of
     April 30, 1999 (Unaudited) and January 31, 1999                       3

     Consolidated Statements of Operations for the three months
     ended April 30, 1999 and 1998 (Unaudited)                             4

     Consolidated Statements of Changes in Stockholders' Equity for
     the year ended January 31, 1999 and the three months
     ended April 30, 1998 (Unaudited)                                      5

     Consolidated Statements of Cash Flows for the three months
     ended April 30, 1999 and 1998 (Unaudited)                             6

     Notes to Consolidated Financial Statements                            7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                             11


Part II - Other Information

Item 6.   Exhibits and Reports on Form 8-K                                17

Part I - FINANCIAL INFORMATION
Item 1.  Financial Statements

             RESEARCH PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES
                 Consolidated Statements of Financial Condition

                                                                              April 30,          January 31,
                                                                                1999                   1999
                                                                          --------------         --------------
                                                                           (Unaudited)
Assets
Cash and cash equivalents                                                 $   11,852,000         $   10,553,000
Receivable from brokers and dealers                                            2,246,000              2,251,000
Securities owned, at market value                                              1,945,000              1,695,000
Securities owned, not readily marketable, at fair value                        1,531,000                955,000
Investments                                                                    1,602,000              2,035,000
Office furniture, equipment and leasehold improvements, net                    2,062,000              2,088,000
Goodwill, net                                                                  3,641,000              3,681,000
Loans receivable                                                               1,467,000              1,563,000
Income taxes receivable                                                        2,092,000              1,909,000
Other assets                                                                   1,823,000              1,550,000
                                                                          --------------         --------------

Total assets                                                              $   30,261,000         $   28,280,000
                                                                          ==============         ==============

Liabilities and Stockholders' Equity
Liabilities:
   Securities sold, not yet purchased, at market value                    $      708,000        $       506,000
   Commissions payable                                                         3,828,000              2,658,000
   Note payable                                                                  314,000                408,000
   Accrued expenses and other liabilities                                      2,281,000              2,754,000
                                                                          --------------         --------------
   Total liabilities                                                           7,131,000              6,326,000
                                                                          --------------         --------------

Stockholders' equity:
   Preferred stock, $.10 par value; 1,200,000 shares authorized;
      1,140,000 shares issued and outstanding                                    114,000                114,000
   Common stock, $.0001 par value; 35,000,000 shareS
     authorized; 9,209,875 shares issued; 8,569,780 and
     8,410,899 shares outstanding                                                  1,000                  1,000
   Additional paid-in capital                                                 20,890,000             21,022,000
   Retained earnings                                                           4,968,000              4,351,000
   Accumulated other comprehensive loss                                          (27,000)               (18,000)
                                                                          --------------         --------------
                                                                              25,946,000             25,470,000
   Less treasury stock, at cost; 640,095 and 798,976 shares                   (2,816,000)            (3,516,000)
                                                                          --------------         --------------
   Total stockholders' equity                                                 23,130,000             21,954,000
                                                                          --------------         --------------

Total liabilities and stockholders' equity                                $   30,261,000           $28,280,000
                                                                          ==============         =============


          See accompanying notes to consolidated financial statements.

             RESEARCH PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                              Three Months
                                                                             Ended April 30,
                                                                  -----------------------------------
                                                                        1999                1998
                                                                  ----------------    ---------------
Revenues:
   Commissions                                                    $     13,514,000    $    11,009,000
   Investment banking                                                    1,337,000          2,353,000
   Principal transactions                                                1,127,000          1,132,000
   Interest                                                                392,000            352,000
   Other                                                                   236,000            542,000
                                                                  ----------------    ---------------
Total revenues                                                          16,606,000         15,388,000
                                                                  ----------------    ---------------

Expenses:
   Compensation and benefits                                            10,653,000          9,855,000
   Occupancy and equipment                                               1,456,000          1,366,000
   Brokerage, clearing and exchange fees                                 1,122,000            852,000
   Communications                                                        1,118,000          1,101,000
   Professional fees                                                       543,000            270,000
   Business development                                                    363,000            533,000
   Other                                                                   734,000            800,000
                                                                  ----------------    ---------------
Total expenses                                                          15,989,000         14,777,000
                                                                  ----------------    ---------------

Income before income taxes                                                 617,000            611,000
Income taxes                                                                     -            311,000
                                                                  ----------------    ---------------

Net income                                                        $        617,000    $       300,000
                                                                  ================    ===============

Weighted average common shares outstanding - basic                       8,471,421          8,095,899
                                                                  ================    ===============
Weighted average common shares outstanding - diluted                     8,724,612          8,309,022
                                                                  ================    ===============

Basic earnings per common share:                                  $          0.07     $          0.04
                                                                  ===============     ===============
Diluted earnings per common share:                                $          0.07     $          0.04
                                                                  ===============     ===============


     See  accompanying notes to consolidated financial statements.

             RESEARCH PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES Consolidated Statements of Changes in Stockholders' Equity
 For the Year Ended January 31, 1999 and the Three Months Ended April 30, 1999
                                   (Unaudited)

                                                                                   Accumulated
                                                                                      Other
                       Preferred Stock      Common Stock    Additional                Compre-     Treasury Stock
                     ------------------    ---------------    Paid-in      Retained   hensive   ---------------------
                       Shares      Amt.    Shares      Amt.   Capital      Earnings    Income   Shares        Amount       Total
                     ----------  -------  ---------  ------  ----------  ------------  ------  ----------   ----------  ------------
Balance at
 January 31, 1998     1,140,000 $114,000  9,209,875  $1,000 $20,710,000  $ 11,734,000 (36,000) (1,113,976) $(4,902,000) $27,621,000

Net loss                      -        -          -       -           -    (7,383,000)      -           -            -   (7,383,000)
Stock issued -
 compensation plan            -        -          -       -      (6,000)            -       -      15,000       66,000       60,000
Stock issued - sale           -        -          -       -    (270,000)            -       -     300,000    1,320,000    1,050,000
Amortization of
 unearned
 compensation                 -        -          -       -     588,000             -       -           -            -      588,000
Translation
 adjustment                   -        -          -       -           -             -  18,000           -            -       18,000
                     ----------  -------  ---------  ------  ----------  ------------  ------  ----------   ----------  ------------

Balance at
 January 31, 1999     1,140,000  114,000  9,209,875   1,000  21,022,000     4,351,000 (18,000)   (798,976)  (3,516,000)  21,954,000

Net income                    -        -          -       -           -       617,000       -           -            -      617,000
Stock issued -
 deferred
 compensation plan            -        -          -       -     (93,000)            -       -      34,676      153,000       60,000
Stock issued -
 401(k) plan                  -        -          -       -    (131,000)            -       -      48,179      212,000       81,000
Stock issued -
 compensation plan            -        -          -       -    (114,000)            -       -      25,861      114,000            -
Stock options
 exercised                    -        -          -       -     (81,000)            -       -      50,165      221,000      140,000
Satisfaction of
 subscription
 receivable                   -        -          -       -     121,000             -       -           -            -      121,000
Amortization of
 unearned
 compensation                 -        -          -       -     166,000             -       -           -            -      166,000
Translation
 adjustment                   -        -          -       -           -             -  (9,000)          -            -       (9,000)
                     ----------  -------  ---------  ------  ----------  ------------  ------  ----------   ----------  ------------

Balance at
 April 30, 1999       1,140,000 $114,000  9,209,875  $1,000 $20,890,000 $  4,968,000 $(27,000)   (640,095) $(2,816,000) $23,130,000
                     ========== ========  =========  ====== ===========  =========== ========  ==========  ===========  ===========

          See accompanying notes to consolidated financial statements.

             RESEARCH PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                       Three Months Ended April 30,
                                                                  ----------------------------------------
                                                                        1999                    1998
                                                                  ----------------        ----------------
Operating activities:
   Net income                                                     $        617,000        $        300,000
Adjustments to reconcile net income to net
     cash provided by (used in) operating activities:
      Depreciation and amortization                                        203,000                 164,000
      Deferred taxes                                                             -                (163,000)
      Translation adjustment                                                (9,000)                (11,000)
      Other                                                                166,000                 132,000
                                                                  ----------------        ----------------
                                                                           977,000                 422,000
   (Increase) decrease in operating assets:
     Receivable from brokers and dealers                                     5,000              (7,344,000)
     Securities owned, at market value                                    (250,000)              3,107,000
     Securities owned, not readily marketable                             (576,000)               (286,000)
     Loans receivable                                                       96,000                 (94,000)
     Income taxes receivable                                              (183,000)                386,000
     Other assets                                                         (311,000)               (266,000)
   Increase (decrease) in operating liabilities:
     Securities sold, not yet purchased                                    202,000               4,510,000
     Commissions payable                                                 1,170,000                 799,000
     Deferred compensation                                                       -              (1,785,000)
     Income taxes payable                                                        -                  (1,000)
     Accrued expenses and other liabilities                               (332,000)               (937,000)
                                                                  ----------------        ----------------
Net cash provided by (used in) operating activities                        798,000              (1,489,000)
                                                                  ----------------        ----------------

Investing activities:
   Purchase of office furniture, equipment
     and leasehold improvements                                            (99,000)               (171,000)
   Liquidation of investment in limited partnerships                       433,000                 104,000
                                                                  ----------------        ----------------
Net cash provided by (used in) investing activities                        334,000                 (67,000)
                                                                  ----------------        ----------------

Financing activities:
   Satisfaction of subscription receivable                                 121,000                       -
   Issuance of treasury stock                                              140,000                       -
   Repayment of note payable                                               (94,000)                      -
                                                                  ----------------        ----------------
Net cash provided by financing activities                                  167,000                       -
                                                                  ----------------        ----------------

Net change in cash and cash equivalents                                  1,299,000              (1,556,000)
Cash and cash equivalents at beginning of year                          10,553,000               8,111,000
                                                                  ----------------        ----------------
Cash and cash equivalents at end of period                        $     11,852,000        $      6,555,000
                                                                  ================        ================

          See accompanying notes to consolidated financial statements.

             RESEARCH PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


1.  Basis of Presentation

The consolidated financial statements include the activities of Research Partners International, Inc., formerly, GKN Holding Corp., and its subsidiaries (the "Company"). The Company is primarily engaged in the following segments: full service retail, discounted retail and institutional securities brokerage and research. These segments provide the following services: securities brokerage, research, investment banking, and trading services for individuals, institutions and corporations through the Company's wholly owned subsidiaries.

All significant intercompany accounts and transactions are eliminated in consolidation. In the opinion of management, the consolidated financial statements reflect all adjustments, which are all of a normal recurring nature, necessary for a fair statement of the Company's financial position and results of operations for the interim periods presented. These consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto for the year ended January 31, 1999, in its annual report on Form 10-K. Certain reclassifications have been made to the prior year amounts to conform to the current presentation.

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

The Company's principal business activities are affected by many factors, including general economic and market conditions, which can result in substantial fluctuations in the Company's revenues and net income. Therefore, the results of operations for the three months ended April 30, 1999, are not necessarily indicative of the results which may be expected for the entire fiscal year.

2.  Segment and Geographic Area Data

The Company operates in three principal segments: Full Service Retail, Discounted Retail and Institutional Brokerage. Each segment is managed separately based on types of products and services offered and the related client bases. The Company evaluates the performance of its segments based primarily on income before income taxes.

o Full Service Retail - provides full service securities brokerage and trading services, through GKN Securities Corp. ("GKN"), to a clientele which primarily consists of individuals who invest in OTC equity securities.

o Discounted Retail - provides full service discount brokerage services, through Shochet Securities Inc. ("Shochet"), to a clientele consisting primarily of retired individuals who invest in exchange-listed equity securities, fixed income securities and mutual funds.

o Institutional and Research - provides securities brokerage, research and investment banking services, through Southeast Research Partners, Inc. ("Southeast"), to a clientele primarily consisting of institutional investors and corporations who invest in listed and OTC equity securities.

The Company allocates certain revenues to its operating segments based on services provided by one segment to another. The Company also allocates to segments, certain overhead expenses based upon specified agreed-upon amounts. Certain of the segments incur interest expense on subordinated debt payable to the Company at contract rates. All such amounts are eliminated in consolidation.

                                                                     Institutional    Eliminations
                                    Full Service   Discounted             and              and
                                       Retail           Retail         Research         all other        Total
                                   -------------   --------------   --------------  --------------- ---------------
Three months ended April 30, 1999:
Revenues from external
   sources                         $   10,561,000  $    2,298,000  $     2,926,000  $      429,000  $    16,214,000
Intersegment revenues              $      132,000  $            -  $       143,000  $     (275,000) $             -
Interest revenue                   $      138,000  $      197,000  $        26,000  $       31,000  $       392,000
Income (loss) before income
   taxes                           $      571,000  $      (10,000) $      (108,000) $      164,000  $       617,000

Three months ended April 30, 1998:
Revenues from external
   sources                         $    9,892,000  $    1,704,000  $     2,507,000  $      933,000  $    15,036,000
Intersegment revenues              $      117,000  $            -  $       137,000  $     (254,000) $             -
Interest revenue                   $      166,000  $      142,000  $        18,000  $       26,000  $       352,000
Income (loss) before income
   taxes                           $       73,000  $      (56,000) $       209,000  $      385,000  $       611,000

Balance Sheet data:

April 30, 1999
Segment assets                     $   11,634,000  $    3,818,000  $     5,684,000  $    9,125,000  $    30,261,000

January 31, 1999
Segment assets                     $   11,427,000  $    3,915,000  $     6,260,000  $    6,678,000  $    28,280,000


The Company's principal operations are located in the United States. The Company maintains an office in Europe. Gross revenues from operations in Europe represent less than 4% of the Company's overall revenues.

3.  Net Capital Requirements

GKN, Southeast, and Shochet, all wholly owned subsidiaries of the Company, are registered broker-dealers with the Securities and Exchange Commission (the "SEC") and member firms of the National Association of Securities Dealers, Inc. ("NASD"). As such, GKN, Southeast, and Shochet are subject to the SEC's net capital rule, which requires the maintenance of minimum net capital.

GKN has elected to compute net capital using the alternative method permitted by the net capital rule, which requires that it maintain minimum net capital, as defined, to be greater than or equal to $250,000. At April 30, 1999, GKN had net capital of $2,165,000.

Southeast has elected to compute net capital under the standard aggregate indebtedness method permitted by the net capital rule, which requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. At April 30, 1999, Southeast had net capital of $ 893,000 and a net capital requirement of $123,000. Southeast's net capital ratio at April 30, 1999, was 2.06 to 1.

Shochet has also elected to compute net capital under the standard aggregate indebtedness method permitted by the net capital rule. At April 30, 1999, Shochet had net capital of $ 568,000 and a net capital requirement of $100,000. Shochet's net capital ratio at April 30, 1999, was 1.48 to 1.

4.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share ("EPS):

                                                                   Three months ended April 30,
                                                                     1999                 1998
                                                              ----------------     ----------------
Numerator for basic and diluted EPS:
   Net income                                                 $        617,000     $        300,000
                                                              ================     ================

Denominator for basic EPS:
     Weighted-average common shares                                  8,471,421            8,095,899
                                                              ----------------     ----------------

Dilutive stock options                                                  70,791               30,723
Convertible preferred stock                                            182,400              182,400
                                                              ----------------     ----------------
                                                                       253,191              213,123
                                                              ----------------     ----------------

Denominator for diluted EPS                                          8,724,612            8,309,022
                                                              ================     ================

Basic EPS                                                     $           0.07     $           0.04
                                                              ================     ================

Diluted EPS                                                   $           0.07     $           0.04
                                                              ================     ================

5.   Supplemental Cash Flow Information

                                                                   Three Months Ended April 30,
                                                                     1999                 1998
                                                             ----------------     ----------------
Cash paid for:
   Income taxes                                               $        183,000     $       109,000

Non-cash financing transactions:
   Treasury stock issued to 401(k) plan                       $         81,000     $             -
   Treasury stock issued to deferred
     compensation plan                                        $         60,000     $             -

6.       Commitments and Contingencies

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

The components of comprehensive income for the three months ended April 30, 1999 and 1998 are as follows:

                                                Three months ended April 30,
                                                    1999               1998
                                               --------------   --------------

Net income                                     $      617,000   $      300,000
Other comprehensive loss:
   Foreign currency translation
     adjustments                                       (9,000)         (11,000)
                                               --------------   --------------
Total comprehensive income                     $      608,000   $      289,000
                                               ==============   ==============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


The following analysis of the consolidated results of operations and financial condition of Research Partners International, Inc. and Subsidiaries should be read in conjunction with the Consolidated Financial Statements included in Item 1 of this document and with the Management's Discussion and Analysis of the Financial Condition and Results of Operations included in our company's Fiscal 1999 Annual Report on Form 10-K.

Business Environment

Our primary business activities, investment banking, securities brokerage, securities trading and institutional research, with an emphasis on small- and mid-capitalization companies, are subject to general economic and market conditions and the volatility of trading markets, specifically the small- and mid-capitalization market. The quarter ended April 30, 1999, which followed a period of significant rebounding from the effects of a volatile market in fiscal 1999, ended on a high note, with market conditions at an all-time high. Our company's focus on a return to profitability has led to positive results in the first quarter of fiscal 2000.

The results of operations for the three months ended April 30, 1999 are not necessarily indicative of the results which may be expected for the entire fiscal year.

Results of Operations

Three Months Ended April 30, 1999 vs. Three Months Ended April 30, 1998

Net income for the three months ended April 30, 1999 was $617,000 as compared with $300,000 for the three months ended April 30, 1998. Earnings per share of common stock was $0.07 for the first quarter of fiscal 2000 as compared to $0.04 for the fiscal 1999 quarter.

Revenues

Total revenues increased by 8% to $16,606,000 for the first quarter of fiscal 2000, mainly as a result of increased commission revenue, offset by decreases in investment banking and principal transactions.

Commission revenues increased by $2,505,000, or 23%, in the first quarter. The increase was primarily attributable to a 40% increase in trades offset by a 10% decrease in average commissions per trade.

Investment banking revenues decreased by $1,016,000, or 43%. During the first quarter of fiscal 2000 our Company raised $7,589,000 for corporate clients through three private placements as compared to $8,000,000 raised in the first quarter of fiscal 1999 through one public offering. The decrease is attributable to less fees generated from private placements, as compared to managed public offerings.

Principal transactions income for the first quarter of fiscal 2000 was consistent with the first quarter of fiscal 1999.

Interest income increased 11% to $392,000 in fiscal 2000 as a result of increased interest on customer balances held at our clearing firm.

Other revenues decreased 57% to $236,000 from $542,000 in fiscal 1999 due primarily to less merchant banking revenue.

Expenses

Total expenses for the quarter in fiscal 2000 were $15,989,000, an 8% increase from the same quarter in fiscal 1999. The increase is attributable to increased compensation and benefits expense and professional fees, offset by decreases in business development spending and other expenses.

Compensation and benefits expense increased 8% to $10,653,000. These expenses are primarily variable as commissions to brokers are paid as a percentage of commission revenues generated. As commission revenue increased 23%, the increase in commission expense was offset by a decrease in the personnel costs associated with some unprofitable business activities which were closed during fiscal 1999.

Occupancy and equipment expense increased 7% or $90,000 as a result of costs associated with a new office opening.

Brokerage, clearing and exchange fees increased by $270,000 or 32%. This increase is consistent with the increase in trade volume.

Communications expenses remained consistent from quarter to quarter, despite new office openings primarily as a result of aggressive cost-reduction efforts.

Professional fees increased by $273,000 or 101%, mainly as a result of costs associated with the modification of our Company's strategic goals, expanding the firm's business and supporting the firm's technological infrastructure.

Business development expenses decreased by 32% to $363,000 due to decreased promotional activities.

Other expenses decreased $66,000, or 8% primarily due to credits resulting from the collection of previously written-off loans from terminated brokers.

Income taxes

For the quarter ended April 30, 1999, our company incurred no income tax expense primarily due to the use of tax benefits from net operating loss carryforwards.

Weighted average common shares outstanding

The average number of common shares and common stock equivalents outstanding used in the computation of basic earnings per common share was 8,471,421 for the first quarter of fiscal 2000, compared with 8,095,899 in fiscal 1999. The average number of common shares and dilutive potential common shares used in the computation of diluted earnings per common share was 8,724,612 for the first quarter of fiscal 2000, compared with 8,309,022 in fiscal 1999. These changes are primarily attributable to the sale of treasury stock to a Swiss investor which occurred during October, 1998.

Liquidity and Capital Resources

Approximately 53% of the Company's assets at April 30, 1999 are highly liquid, consisting primarily of cash and cash equivalents, securities inventories, and receivables from other broker-dealers, all of which fluctuate depending upon the levels of customer business and trading activity. Receivables from broker-dealers, which are primarily from our clearing broker, turn over rapidly. As a securities dealer, we may carry significant levels of securities inventories to meet customer needs. Our inventory of market-making securities is readily marketable; however, holding large blocks of the same security may limit liquidity and prevent realization of full market value for the securities. Securities owned, but not readily marketable, represent underwriter warrants and the securities underlying such warrants. The liquidity of these securities is limited. A relatively small percentage of our total assets are fixed. The total assets or the individual components of total assets may vary significantly from period to period because of changes relating to customer demand, economic and market conditions, and proprietary trading strategies.

Our brokerage subsidiaries, GKN, Southeast, and Shochet, the Company's domestic operating broker-dealer subsidiaries, are subject to the net capital rules of the NASD and the SEC. They and the Company, therefore, are subject to certain restrictions on the use of capital and its related liquidity. GKN's, Southeast's, and Shochet's respective net capital positions as of April 30, 1999, were $2,165,000, $893,000, and $568,000, which were $1,915,000, $770,000 and $468,000, respectively, in excess of their respective net capital requirements.

In conjunction with our corporate headquarters relocation in New York we have significantly upgraded our technological infrastructure. The combined costs of the move and the technological investment were financed through a series of operating leases. These leases total $4.8 million. As security for these leases, we arranged for a standby letter of credit. As collateral for the standby letter of credit, we have placed $2.4 million in a restricted cash escrow account with the provider. We intend to use debt and lease financing prudently in the future.

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

Other Matters

Year 2000 Computer Issue

We initiated a firm-wide program to address the "Year 2000 Computer Issue" in order to prepare our computer systems and applications for properly processing dates after December 31, 1999. This program consists of a series of steps to identify all critical & non-critical systems, determine Y2K compliance through inquiries and testing and change non-compliant systems. Our program is proceeding on schedule and it is our expectation that we will have our firm-wide Year 2000 solution substantially in place by August 1, 1999.

We have completed our identification phase. Third party vendors and service providers provide all of our computer programs and services. Most of the programs were purchased after the year 2000 Computer Issue became widely recognized. We have contacted approximately 85% of our third party vendors and service providers and have received written confirmation from approximately 75% of them that the Year 2000 Computer Issue has been appropriately managed. Schroder, our clearing firm, is our largest and most important computer services related vendor. Schroder has provided us with assurances that it expects to appropriately manage the Year 2000 Computer Issue on a timely basis.

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

New Accounting Pronouncement

In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes standards for accounting and reporting of derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. SFAS 133 was originally effective for fiscal quarters beginning after June 15, 1999; however, in May 1999, the FASB postponed implementation until June 15, 2000. We expect to adopt this standard when required in fiscal year 2001. The effect of SFAS 133 is not expected to be material to our financial statement disclosures.

Safe Harbor Cautionary Statement

We occasionally make forward-looking statements such as forecasts and projections of expected future performance or statements of our plans and objectives. When used in this quarterly report and in future filings with the SEC, in our press releases and in oral statements made with the approval an authorized executive officer, the words or phrases "will likely result," "the Company expects," "we intend or expect," "will continue," "is anticipated," "estimated," "project," or "outlook" or similar expressions, including confirmations by one of our authorized executive officers of any such expressions made by a third party regarding us with respect to the company are intended to identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We want to caution you not to place undue reliance on these forward-looking statements, each of which speaks only as of the date made. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Factors that could affect our results of operations and cause its results to differ from these statements include:

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


                               RESEARCH PARTNERS INTERNATIONAL, INC.


Date:  June 14, 1999           /s/ David M. Nussbaum
                               --------------------------------
                               David M. Nussbaum
                               Chairman of the Board and
                               Chief Executive Officer



                               /s/ Richard M. Feldman
                               --------------------------------
                               Richard M. Feldman, Senior Vice President and Chief Financial Officer

             RESEARCH PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES
                                  Exhibit Index



Number                     Description

27                         Financial Data Schedule BD (4/30/99)