Form 10-Q
period 1999-07-31
RESEARCH PARTNERS INTERNATIONAL INC
filed 1999-09-14
CIK 814774

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended July 31, 1999

                                                        or

[    ]   Transition report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

         For the transition period from ________ to ________


                         Commission file number 0-21105

                      RESEARCH PARTNERS INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)


Delaware                                                       13-3414302
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

One State Street Plaza, New York, NY                              10004
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

Class                                         Outstanding at September 13, 1999
Common Stock, $.0001 par value                         8,643,709 shares

             RESEARCH PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES
                                      Index




Part I - Financial Information                                             Page

Item 1.   Financial Statements

     Consolidated Statements of Financial Condition as of
     July 31, 1999 (Unaudited) and January 31, 1999                            3

     Consolidated Statements of Operations for the three and six
     months ended July 31, 1999 and 1998 (Unaudited)                           4

     Consolidated Statements of Changes in Stockholders' Equity
     for the year ended January 31, 1999 and the six months
     ended July 31, 1999 (Unaudited)                                           5

     Consolidated Statements of Cash Flows for the six months
     ended July 31, 1999 and 1998 (Unaudited)                                  6

     Notes to Consolidated Financial Statements                                7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                 11


Part II - Other Information


Item 2.  Changes in Securities and Use of Proceeds                            18

Item 5.  Other Information                                                    18

Item 6.  Exhibits and Reports on Form 8-K                                     18

Part I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                              RESEARCH PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES
                                  Consolidated Statements of Financial Condition

                                                                              July 31,            January 31,
                                                                                1999                   1999
                                                                          --------------         --------------
                                                                           (Unaudited)

Assets
Cash and cash equivalents                                                 $    6,852,000         $   10,553,000
Receivable from brokers and dealers                                            5,131,000              2,251,000
Securities owned, at market value                                              3,203,000              1,695,000
Securities owned, not readily marketable, at fair value                        1,416,000                955,000
Investments                                                                    2,230,000              2,035,000
Income taxes receivable                                                        2,059,000              1,909,000
Loans receivable                                                               1,181,000              1,563,000
Office furniture, equipment and leasehold improvements, net                    1,835,000              2,088,000
Goodwill, net                                                                  1,630,000              3,681,000
Other assets                                                                   1,583,000              1,550,000
                                                                          --------------         --------------

Total assets                                                              $   27,120,000         $   28,280,000
                                                                          ==============         ==============

Liabilities and Stockholders' Equity
Liabilities:
   Securities sold, not yet purchased, at market value                    $    1,834,000        $       506,000
   Commissions payable                                                         1,683,000              2,658,000
   Accrued expenses and other liabilities                                      2,851,000              3,162,000
                                                                          --------------         --------------
   Total liabilities                                                           6,368,000              6,326,000
                                                                          --------------         --------------

Stockholders' equity:
   Preferred stock, $.10 par value; 1,200,000 shares authorized;
      no and 1,140,000 shares issued and outstanding                                   -                114,000
   Common stock, $.0001 par value; 35,000,000 shares
     authorized; 9,209,875 shares issued; 8,643,709 and
      8,410,899 shares outstanding                                                 1,000                  1,000
   Additional paid-in capital                                                 20,007,000             21,022,000
   Retained earnings                                                           3,272,000              4,351,000
   Accumulated other comprehensive loss                                          (37,000)               (18,000)
                                                                          --------------         --------------
                                                                              23,243,000             25,470,000
   Less treasury stock, at cost; 566,166 and 798,976 shares                   (2,491,000)            (3,516,000)
                                                                          --------------         --------------
   Total stockholders' equity                                                 20,752,000             21,954,000
                                                                          --------------         --------------

Total liabilities and stockholders' equity                                $   27,120,000         $   28,280,000
                                                                          ==============         ==============


          See accompanying notes to consolidated financial statements.


             RESEARCH PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                        Three Months                        Six Months
                                                       Ended July 31,                     Ended July 31,
                                                   1999              1998             1999              1998
Revenues:
   Commissions                                 $   8,897,000    $   9,620,000     $  20,878,000    $  19,245,000
   Investment banking                              1,764,000          571,000         2,403,000        1,876,000
   Principal transactions                           (291,000)      (1,578,000)           94,000         (554,000)
   Interest                                          397,000          294,000           757,000          627,000
   Other                                             713,000        1,088,000           949,000        1,625,000
                                               -------------    -------------     -------------    -------------
Total revenues                                    11,480,000        9,995,000        25,081,000       22,819,000
                                               -------------    -------------     -------------    -------------

Expenses:
   Compensation and benefits                       7,500,000        7,990,000        16,369,000       16,203,000
   Occupancy and equipment                         1,251,000        1,262,000         2,482,000        2,502,000
   Brokerage, clearing and exchange fees             909,000          744,000         1,747,000        1,435,000
   Communications                                    885,000        1,133,000         1,681,000        2,036,000
   Professional fees                                 542,000          629,000         1,044,000          869,000
   Business development                              254,000          492,000           504,000          955,000
   Other                                             535,000          411,000           761,000        1,095,000
                                               -------------    -------------     -------------    -------------
Total expenses                                    11,876,000       12,661,000        24,588,000       25,095,000
                                               -------------    -------------     -------------    -------------

(Loss) income before income taxes                   (396,000)      (2,666,000)          493,000       (2,276,000)
Income tax provision benefit                         (35,000)       1,017,000           (35,000)         822,000
                                               -------------    -------------     -------------    -------------

(Loss) income from continuing operations            (431,000)      (1,649,000)          458,000       (1,454,000)
                                               -------------    -------------     -------------    -------------

Discontinued operations:
   Loss from operations of the discontinued
     Institutional and Research segment and
     $0 and $(106,000) and $0 and $10,000 for
     the three and six month periods ended
     July 31, 1999 and 1998, respectively           (229,000)        (322,000)         (322,000)        (217,000)
   Loss from disposal of the Institutional and
     Research segment                               (750,000)               -          (750,000)               -
   Loss from operations of the discontinued
     On-site Day Trading segment                    (285,000)               -          (465,000)               -
                                               -------------    -------------     -------------    -------------
                                                  (1,264,000)        (322,000)       (1,537,000)        (217,000)
                                               -------------    -------------     -------------    -------------

Net loss                                       $  (1,695,000)   $  (1,971,000)    $  (1,079,000)   $  (1,671,000)
                                               =============    =============     =============    =============

Weighted average common shares
   outstanding - basic                             8,599,073        8,104,214         8,536,305        8,100,126
                                               =============    =============     =============    =============

Weighted average common shares
   outstanding - diluted                           8,599,073        8,104,214         8,536,305        8,100,126
                                               =============    =============     =============    =============

Basic EPS from:
   (Loss) income from continuing operations    $      (0.05)    $       (0.20)    $        0.05    $       (0.18)
   Loss from discontinued operations                  (0.15)            (0.04)            (0.18)           (0.03)
                                               ------------     -------------     -------------    -------------
   Net loss                                    $      (0.20)    $       (0.24)    $       (0.13)   $       (0.21)
                                               ============     =============     =============    =============

Diluted EPS from:
   (Loss) income from continuing operations    $      (0.05)    $       (0.20)    $        0.05    $       (0.18)
   Loss from discontinued operations                  (0.15)            (0.04)            (0.18)           (0.03)
                                               ------------     -------------     -------------    -------------
   Net loss                                    $      (0.20)    $       (0.24)    $       (0.13)   $       (0.21)
                                               ============     =============     =============    =============


          See accompanying notes to consolidated financial statements.

             RESEARCH PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES Consolidated Statements of Changes in Stockholders' Equity
                   For the Year Ended January 31, 1999 and
                the Three Months Ended July 31, 1999 (Unaudited)

                                                                                    Accumulated
                                                                                      Other
                                                                                      Compre-
                       Preferred Stock      Common Stock    Additional                hensive     Treasury Stock
                     ------------------    ---------------    Paid-in      Retained    (Loss)   ---------------------
                       Shares      Amt.    Shares      Amt.   Capital      Earnings    Income   Shares        Amount       Total
                     ----------  -------  ---------  ------  ----------  ------------  ------  ----------   ----------  ------------
Balance at
 January 31, 1998     1,140,000 $114,000  9,209,875  $1,000 $20,710,000  $11,734,000 $(36,000) (1,113,976) $(4,902,000) $27,621,000

Net loss                      -        -          -       -           -   (7,383,000)       -           -            -   (7,383,000)
Stock issued -
 compensation plan            -        -          -       -      (6,000)           -        -      15,000       66,000       60,000
Stock issued - sale           -        -          -       -    (270,000)           -        -     300,000    1,320,000    1,050,000
Amortization of
 unearned
 compensation                 -        -          -       -     588,000            -        -           -            -      588,000
Translation
 adjustment                   -        -          -       -           -            -   18,000           -            -       18,000
                     ----------  -------  ---------  ------  ----------  ------------  ------  ----------   ----------  ------------
Balance at
 January 31, 1999     1,140,000  114,000  9,209,875   1,000  21,022,000    4,351,000  (18,000)   (798,976)  (3,516,000)  21,954,000

Net loss                      -        -          -       -           -   (1,079,000)        -           -            -  (1,079,000)
Conversion of
 preferred stock
 to common stock      (100,800)  (10,000)         -       -     (61,000)           -        -      16,128       71,000            -
Cancellation of
 preferred stock    (1,039,200) (104,000)         -       -    (894,000)           -        -           -            -     (998,000)
Stock issued -
 deferred
 compensation plan            -        -          -       -     (93,000)           -        -      34,676      153,000       60,000
Stock issuued -
 401(k) plan                  -        -          -       -    (131,000)           -        -      48,179      212,000       81,000
Stock issued -
 compensation plan            -        -          -       -    (147,000)           -        -      79,746      351,000      204,000
Stock options
 exercised                    -        -          -       -     (80,000)           -        -      54,081      238,000      158,000
Satisfaction of
 subscription
 receivable                   -        -          -       -     121,000            -        -           -            -      121,000
Amortization of
 unearned
 compensation                 -        -          -       -     270,000            -        -           -            -      270,000
Translation
 adjustment                   -        -          -       -           -            -  (19,000)          -            -      (19,000)
                     ----------  -------  ---------  ------  ----------  ------------  ------  ----------   ----------  ------------

Balance at
 July 31, 1999                - $      -  9,209,875  $1,000 $20,007,000 $ 3,272,000 $(37,000)   (566,166) $(2,491,000) $20,752,000
                     ========== ========  =========  ====== ===========  =========== ========  ==========  ===========  ===========

          See accompanying notes to consolidated financial statements.

             RESEARCH PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                         Six Months Ended July 31,
                                                                        1999                    1998
                                                                  ----------------        ----------------

Operating activities:
   Net loss                                                       $     (1,079,000)       $     (1,671,000)
Adjustments to reconcile net loss to net
     cash (used in) provided by operating activities:
      Depreciation and amortization                                        395,000                 360,000
      Deferred taxes                                                             -                (865,000)
      Loss on disposal of segment                                          750,000                       -
      Translation adjustment                                               (19,000)                (11,000)
      Other                                                                261,000                 381,000
                                                                  ----------------        ----------------
                                                                           308,000              (1,806,000)
   (Increase) decrease in operating assets:
     Receivable from brokers and dealers                                (2,880,000)                694,000
     Securities owned, at market value                                  (1,508,000)              3,951,000
     Securities owned, not readily marketable                             (461,000)                808,000
     Income taxes receivable                                              (150,000)              3,046,000
     Loans receivable                                                      237,000                (209,000)
     Other assets                                                         (158,000)                 18,000
   Increase (decrease) in operating liabilities:
     Securities sold, not yet purchased                                  1,328,000              (1,882,000)
     Commissions payable                                                  (975,000)              1,188,000
     Deferred compensation                                                       -              (1,785,000)
     Accrued expenses and other liabilities                                 13,000                (491,000)
                                                                  ----------------        ----------------
Net cash (used in) provided by operating activities                     (4,246,000)              3,532,000
                                                                  ----------------        ----------------

Investing activities:
   Purchase of office furniture, equipment
     and leasehold improvements                                           (214,000)               (448,000)
   Limited partnerships                                                   (195,000)               (783,000)
   Cash from disposal of segment                                           875,000                       -
   Goodwill resulting from acquisition                                           -                (159,000)
                                                                  ----------------        ----------------
Net cash provided by (used in) investing activities                        466,000              (1,390,000)
                                                                  ----------------        ----------------

Financing activities:
   Payment of subscription receivable                                      121,000                       -
   Issuance of treasury stock for option exercises                         140,000                       -
   Repayment of subordinated debt                                         (182,000)                (84,000)
                                                                  ----------------        ----------------
Net cash provided by (used in) financing activities                         79,000                 (84,000)
                                                                  ----------------        ----------------

Net change in cash and cash equivalents                                 (3,701,000)              2,058,000
Cash and cash equivalents at beginning of year                          10,553,000               8,111,000
                                                                  ----------------        ----------------
Cash and cash equivalents at end of period                        $      6,852,000        $     10,169,000
                                                                  ================        ================



          See accompanying notes to consolidated financial statements.

             RESEARCH PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


1.  Basis of Presentation

The consolidated financial statements include the activities of Research Partners International, Inc. and its subsidiaries (the "Company"). The Company is primarily engaged in the following segments: full service retail and discounted retail. These segments provide the following services: securities brokerage, investment banking, and trading services for individuals and corporations through the Company's wholly owned subsidiaries.

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

The Company's principal business activities are affected by many factors, including general economic and market conditions, which can result in substantial fluctuations in the Company's revenues and net income. Therefore, the results of operations for the six months ended July 31, 1999, are not necessarily indicative of the results which may be expected for the entire fiscal year.

2.  Segment and Geographic Area Data and Discontinued Operations

The Company currently operates in two principal segments: Full Service Retail and Discounted Retail Brokerage. Each segment is managed separately based on types of products and services offered and the related client bases. The Company evaluates the performance of its segments based primarily on income before income taxes.

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

On June 25, 1999, the Company discontinued the operations of the Institutional and Research segment and sold certain assets, including the name "Southeast Research Partners", of the discontinued segment to an unaffiliated third party. The segment had $4,075,000 and $4,975,000 in gross revenues for the six months ended July 31, 1999 and 1998, respectively. Southeast Research Partners, Inc., which provided the institutional brokerage and research services was re-named EarlyBirdCapital.com Inc. ("EarlyBird").

In fiscal 2000, management segregated the operations of the On-site Day Trading segment which had previously been included in the results of the Discounted Retail segment. During the quarter ended July 31, 1999, the Company discontinued the operations of the On-site Day Trading segment. The segment had $153,000 in gross revenues for the six months ended July 31, 1999.

The Company allocates to segments, certain overhead expenses based upon specified agreed-upon amounts. Certain of the segments incur interest expense on subordinated debt payable to the Company at contract rates. All such amounts are eliminated in consolidation. Operating and balance sheet data for both discontinued segments is not separately disclosed, but included as "other" in the following segment information.

                                                                                    Eliminations
                                                 Full Service       Discounted           and
                                                    Retail            Retail          all other          Total
                                                -------------------------------------------------------------------
Three months ended:
   July 31, 1999
   Revenues from external sources               $    8,520,000   $     1,713,000   $      851,000   $    11,084,000
   Intersegment revenues                        $       57,000   $             -   $      (57,000)  $             -
   (Loss) income before income taxes            $     (976,000)  $       (10,000)  $      590,000   $      (396,000)

   July 31, 1998:
   Revenues from external sources               $    6,560,000   $     1,903,000   $    1,238,000   $     9,701,000
   Intersegment revenues                        $       57,000   $             -   $      (57,000)  $             -
   (Loss) income before income taxes            $   (3,640,000)  $       (82,000)  $    1,056,000   $    (2,666,000)

Six months ended:
   July 31, 1999
   Revenues from external sources               $   19,156,000   $     3,933,000   $    1,235,000   $    24,324,000
   Intersegment revenues                        $      114,000   $             -   $     (114,000)  $             -
   (Loss) income before income taxes            $     (405,000)  $       175,000   $      723,000   $       493,000

   July 31, 1998
   Revenues from external sources               $   16,439,000   $     3,897,000   $    1,856,000   $    22,192,000
   Intersegment revenues                        $      114,000   $             -   $     (114,000)  $             -
   (Loss) income before income taxes            $   (3,641,000)  $      (138,000)  $    1,503,000   $    (2,276,000)


Balance Sheet data:
   July 31, 1999
   Segment assets                               $   12,860,000   $     3,498,000   $   10,762,000   $    27,120,000

   January 31, 1999
   Segment assets                               $   11,427,000   $     3,915,000   $   12,938,000   $    28,280,000


The following is a reconciliation of the Company's reported (loss) income before provision for income taxes to the Company's consolidated totals:

                                          Three months ended July 31                       Six months ended July 31
                                        --------------------------------             --------------------------------
                                             1999             1998                         1999             1998
                                        -------------     --------------             -------------     --------------
Total loss before provision for
  income taxes for reported segments    $    (986,000)    $   (3,722,000)            $    (230,000)    $   (3,779,000)
All other income                            1,242,000          1,285,000                 1,455,000          1,787,000
Consolidation/elimination                    (652,000)          (229,000)                 (732,000)          (284,000)
                                        -------------     --------------             -------------     --------------
Total income (loss) before provision
  for income taxes                      $    (396,000)        (2,666,000)            $     493,000         (2,276,000)
                                        =============     ==============             =============     ==============

The Company's principal operations are located in the United States. The Company maintains an office in Europe. Gross revenues from operations in Europe represent less than 4% of the Company's overall revenues.

3.  Net Capital Requirements

GKN, Shochet and EarlyBird, all wholly owned subsidiaries of the Company, are registered broker-dealers with the Securities and Exchange Commission (the "SEC") and member firms of the National Association of Securities Dealers, Inc. ("NASD"). As such, GKN, Shochet and EarlyBird are subject to the SEC's net capital rule, which requires the maintenance of minimum net capital.

GKN has elected to compute net capital using the alternative method permitted by the net capital rule, which requires that it maintain minimum net capital, as defined, to be greater than or equal to $250,000. At July 31, 1999, GKN had net capital of $1,518,000.

Shochet has elected to compute net capital under the standard aggregate indebtedness method permitted by the net capital rule. At July 31, 1999, Shochet had net capital of $ 223,000 and a net capital requirement of $100,000. Shochet's net capital ratio at July 31, 1999, was 4.05 to 1.

EarlyBird has also elected to compute net capital under the standard aggregate indebtedness method permitted by the net capital rule, which requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. At July 31, 1999, EarlyBird had net capital of $ 1,943,000 and a net capital requirement of $100,000. EarlyBird's net capital ratio at July 31, 1999, was 0.15 to 1.

4.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share ("EPS"):

                                                          Three months ended               Six months ended
                                                               July 31,                        July 31,
                                                    ------------------------------   ------------------------------
                                                         1999            1998             1999            1998
                                                    -------------    -------------   -------------   --------------

Numerator for basic and diluted EPS:

   (Loss) income from continuing operations         $    (431,000)   $  (1,649,000)  $     458,000   $   (1,454,000)
   Loss from discontinued operations                   (1,264,000)        (322,000)     (1,537,000)        (217,000)
                                                    -------------    -------------   -------------   --------------

   Net loss                                         $  (1,695,000)   $  (1,971,000)  $  (1,079,000)  $   (1,671,000)
                                                    =============    =============   =============   ==============

Denominator for basic EPS                               8,599,073        8,104,214       8,536,305        8,100,126
                                                    =============    =============   =============   ==============

Denominator for diluted EPS                             8,599,073        8,104,214       8,536,305        8,100,126
                                                    =============    =============   =============   ==============

Basic EPS from:
   (Loss) income from continuing operations         $       (0.05)   $      (0.20)   $        0.05   $       (0.18)
   Loss from discontinued operations                        (0.15)          (0.04)           (0.18)          (0.03)
                                                    -------------    ------------    -------------   -------------
   Net loss                                         $       (0.20)   $      (0.24)   $       (0.13)  $       (0.21)
                                                    =============    ============    =============   =============

Diluted EPS from:
   (Loss) income from continuing operations         $       (0.05)   $      (0.20)   $        0.05   $       (0.18)
   Loss from discontinued operations                        (0.15)          (0.04)           (0.18)          (0.03)
                                                    -------------    ------------    -------------   -------------
   Net loss                                         $       (0.20)   $      (0.24)   $       (0.13)  $       (0.21)
                                                    =============    ============    =============   =============

5.   Supplemental Cash Flow Information
                                                         Six months ended
                                                             July 31,
                                                       1999            1998
                                                  -------------    -------------
Cash paid for:
   Income taxes                                   $     185,000    $     199,000
   Interest                                       $           -    $       9,000

Non-cash financing transactions:
   Treasury stock issued
     - for compensation plan                      $     204,000    $      60,000
     - to 401(k) plan                             $      81,000    $           -
     - to deferred compensation plan              $      60,000    $           -

6.   Commitments and Contingencies

The Company's broker-dealer subsidiaries are involved in various legal proceedings arising from its securities activities. Management believes that resolution of these proceedings will have no material adverse effect on the Company's consolidated financial position or results of operations.

7.   Comprehensive Income

The Company has adopted SFAS No. 130, Reporting Comprehensive Income, which establishes standards for the reporting and display of comprehensive income and its components. Total comprehensive income measures all changes in stockholders' equity resulting from transactions of the period, other than transactions with stockholders.

The components of comprehensive loss for the three and six months ended July 31, 1999 and 1998 are as follows:


                                                         Three months ended                Six months ended
                                                              July 31,                         July 31,
                                                   -------------------------------  -------------------------------
                                                         1999            1998             1999            1998
                                                   --------------  ---------------  --------------  ---------------

Net loss                                           $   (1,695,000) $    (1,971,000) $   (1,079,000) $    (1,671,000)
Other comprehensive loss:
   Foreign currency translation
     adjustments                                          (10,000)               -         (19,000)         (11,000)
                                                   --------------- ---------------  --------------  ---------------

Total comprehensive loss                           $   (1,705,000) $    (1,971,000) $   (1,098,000) $    (1,682,000)
                                                   ==============  ===============  ==============  ===============


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

Business Environment

Our primary business activities, investment banking, securities brokerage and securities trading, with an emphasis on small- and mid-capitalization companies, are subject to general economic and market conditions and the volatility of trading markets, specifically the small- and mid-capitalization market. The quarter ended July 31, 1999, continued to enjoy the benefits of favorable market conditions which began at the end of the previous quarter and followed a period of significant rebounding from the negative effects of a volatile market in fiscal 1999.

Our company's focus on a return to profitability led to the decision to discontinue the On-Site Day Trading segment which had proven unprofitable. In addition, the Institutional and Research segment was sold to an unaffiliated third party through a sale of certain assets, including the segment's trade name. This sale allows us to benefit from on-going research services, through an arrangement with the buyer, while significantly reducing overhead expenses. The sale occurred on June 25, 1999, and we anticipate continuing decreases in our expenses during the remainder of fiscal 2000. The results of operations of both the On-site Day Trading and the Institutional and Research segments, as well as the loss on the sale of the Institutional and Research segment have been separately disclosed in the statement of operations as discontinued operations.

The results of operations for the six months ended July 31, 1999 are not necessarily indicative of the results which may be expected for the entire fiscal year.

Results of Operations

Three Months Ended July 31, 1999 vs. Three Months Ended July 31, 1998

Net loss for the three months ended July 31, 1999 was $1,695,000 as compared with $1,971,000 for the three months ended July 31, 1998. Loss from continuing operations for the fiscal 2000 quarter was $431,000 as compared with $1,649,000 for the comparable fiscal 1999 quarter. Basic and diluted loss per share of common stock was $0.20 for the second quarter of fiscal 2000 as compared to $0.24 for the fiscal 1999 quarter. Basic and diluted loss from continuing operations per share of common stock was $0.05 for the second quarter of fiscal 2000 as compared to $0.20 for the fiscal 1999 quarter.

Revenues

Total revenues increased by 15% to $11,480,000 for the second quarter of fiscal 2000, mainly as a result of increased investment banking fees and decreased losses from principal transactions, offset by decreases in commission revenues and other income.

Commission revenues decreased by $723,000, or 8%, in the second quarter. Average commissions per ticket decreased 24%, partially offset by an increase of 22% in trading volume. The decrease in average commissions per ticket is a result of the competitive impact of electronic brokers.

Investment banking revenues increased by $1,193,000, or 209%. During the second quarter of fiscal 2000 our Company raised $17,670,000 for corporate clients through one public offering and one private placement as compared to $15,517,000 raised in the second quarter of fiscal 1999 through one public offering and one private placement. The increase is attributable to greater fees from deal management and to an increase in investment advisory service fees.

Losses from principal transactions decreased by $1,287,000 or 82% for the second quarter of fiscal 2000 from the second quarter of fiscal 1999. Investment account losses were $206,000 and $472,000 for the quarters ended July 31, 1999 and 1998, respectively. Market making activities generated $85,000 in losses and $1,106,000 in losses for the second quarter of fiscal 2000 and 1999, respectively.

Interest income increased 35% to $397,000 in fiscal 2000 as a result of increased interest on customer balances held at our clearing firm.

Other revenues decreased 34% to $713,000 from $1,088,000 in fiscal 1999 due primarily to less merchant banking revenue resulting from our reduced investment in a limited partnership.

Expenses

Total expenses for the quarter in fiscal 2000 were $11,876,000, a 6% decrease from the same quarter in fiscal 1999. The decrease is attributable to decreased communications, business development and professional fees expense, offset by increases in brokerage, clearing and exchange fees and other expenses.

Compensation and benefits expense decreased 6% to $7,500,000. These expenses are primarily variable as commissions to brokers are paid as a percentage of commission revenues generated. The decrease is consistent with the decrease in commission revenue for the same period.

Occupancy and equipment expense was consistent with the previous fiscal 1999 quarter's expense.

Brokerage, clearing and exchange fees increased by $165,000 or 22%. This increase is consistent with the increase in trade volume.

Communications expenses decreased 22% or $248,000 primarily as a result of aggressive cost-reduction efforts and office closings.

Professional fees decreased by $87,000 or 14%, mainly as a result of decreased consulting expenses, offset by increased litigation.

Business development expenses decreased by 48% to $254,000 due to decreased promotional activities.

Other expenses increased by $124,000, or 30% primarily due to increased arbitration costs, offset by credits resulting from the collection of previously written-off loans from terminated brokers.

Income taxes

For the quarter ended July 31, 1999, our company incurred no income tax expense, other than tax on capital, due to our net operating loss for the year to date. Additionally, our company takes a 100% valuation on any deferred tax benefits.

Weighted average common shares outstanding

The average number of common shares outstanding used in the computation of basic and diluted loss per common share was 8,599,073 for the second quarter of fiscal 2000, compared with 8,104,214 in fiscal 1999. These changes are primarily attributable to the sale of treasury stock to a Swiss investor which occurred during October, 1998.

Six Months Ended July 31, 1999 vs. Six Months Ended July 31, 1998

Net loss for the six months ended July 31, 1999 was $1,079,000 as compared with $1,671,000 for the six months ended July 31, 1998. Income from continuing operations for the six months ended July 31, 1999 was $458,000 as compared with a loss of $1,454,000 for the same period in fiscal 1999. Basic and diluted loss per share of common stock was $0.13 for the first half of fiscal 2000 as compared to $0.21 for the first half of fiscal 1999. Basic and diluted earnings from continuing operations per common share was $0.05 for the first half of fiscal 2000 and a loss of $0.18 per common share for the first half of fiscal 1999.

Revenues

Total revenues increased by 10% to $25,081,000 for the first half of fiscal 2000, mainly as a result of increased commission revenue and investment banking fees and decreased losses from principal transactions, offset by a decrease in other revenue.

Commission revenues increased by $1,633,000, or 8%, in the first half of fiscal 2000. Trade volume increased 32% while average commissions per ticket decreased 18%.

Investment banking revenues increased by $527,000, or 28%. During the first half of fiscal 2000 our Company raised $25.3 million for corporate clients through one public offering and four private placements as compared to $23.5 million raised in the first half of fiscal 1999 through two public offerings and one private placement. The increase is attributable to greater deal management fees and to an increase in fees generated from investment advisory contracts.

Principal transactions generated $94,000 in revenues for the first half of fiscal 2000 as compared with losses of $554,000 for the same period in fiscal 1999. Investment account gains totaled $79,000 and $898,000 for the six months ended July 31, 1999 and 1998, respectively. Market making activities generated $15,000 in gains and $1,452,000 in losses for the first half of fiscal 2000 and fiscal 1999, respectively.

Interest income increased 21% to $757,000 in fiscal 2000 as a result of increased interest on customer balances held at our clearing firm.

Other revenues decreased 42% to $949,000 from $1,625,000 in fiscal 1999 due primarily to less merchant banking revenue as a result of our company's reduced investment in a limited partnership.

Expenses

Total expenses for the first half of fiscal 2000 were $24,588,000, a 2% decrease from the same period in fiscal 1999. As a percentage of revenues, these expenses decreased from 110% in fiscal 1999 to 98% in fiscal 2000.

Compensation and benefits expense remained consistent with the previous fiscal year's expense. Higher commission expense was offset by a decrease in personnel costs associated with closed offices.

Communications expense decreased 17% or $355,000 for the six months ended July 31, 1999 due to decreased expense for market data services and on-going cost-reduction efforts.

The 22% or $312,000 increase in brokerage, clearing and other fees is consistent with the increase in trade volume.

Occupancy and equipment expense in fiscal 2000 was consistent with the previous fiscal year's expense.

Business development expense decreased 47% to $504,000 in fiscal 2000 from $955,000 in fiscal 1999 due to decreased promotional activities.

Professional fees increased $175,000 or 20% due to less litigation expense in the first half of fiscal 1999 as compared with the same period for fiscal 2000.

Other expense decreased $334,000 or $31% in the first half of fiscal 2000 as compared with the same period in fiscal 1999 due primarily to credits resulting from the collection of previously written-off loans from terminated brokers.

Income taxes

For the six months ended July 31, 1999, our company incurred no income tax expense, other than tax on capital, due to our net operating loss for the year to date. Additionally, our company takes a 100% valuation on any deferred tax benefits.

Weighted average common shares outstanding

The average number of common shares outstanding used in the computation of basic and diluted loss per common share was 8,536,305 for the first half of fiscal 2000, compared with 8,100,126 in fiscal 1999. This change is primarily attributable to the sale of treasury stock to a Swiss investor which occurred during October, 1998.


Liquidity and Capital Resources

Approximately 64% of the Company's assets at July 31, 1999 are highly liquid, consisting primarily of cash and cash equivalents, securities inventories, and receivables from other broker-dealers, all of which fluctuate depending upon the levels of customer business and trading activity. Receivables from broker-dealers, which are primarily from our clearing broker, turn over rapidly. As a securities dealer, we may carry significant levels of securities inventories to meet customer needs. Our inventory of market-making securities is readily marketable; however, holding large blocks of the same security may limit liquidity and prevent realization of full market value for the securities. Securities owned, but not readily marketable, represent underwriter warrants and the securities underlying such warrants. The liquidity of these securities is limited. A relatively small percentage of our total assets are fixed. The total assets or the individual components of total assets may vary significantly from period to period because of changes relating to customer demand, economic and market conditions, and proprietary trading strategies.

Our brokerage subsidiaries, GKN, Shochet and EarlyBird, the Company's domestic operating broker-dealer subsidiaries, are subject to the net capital rules of the NASD and the SEC. They and the Company, therefore, are subject to certain restrictions on the use of capital and its related liquidity. GKN's, Shochet's and EarlyBird's respective net capital positions as of July 31, 1999, were $1,518,000, $223,000, and $1,943,000, which were $1,268,000, $123,000 and
$1,843,000, respectively, in excess of their respective net capital requirements.

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

During fiscal 2000, we intend to offer new services over the internet. These new ventures, in addition to others, may require us to raise additional capital.

Other Matters

Year 2000 Computer Issue

We initiated a firm-wide program to address the "Year 2000 Computer Issue" in order to prepare our computer systems and applications for properly processing dates after December 31, 1999. This program consists of a series of steps to identify all critical & non-critical systems, determine Y2K compliance through inquiries and testing and change non-compliant systems. Our program is proceeding on schedule and it is our expectation that we will have our firm-wide Year 2000 solution substantially in place by September 30, 1999.

We have completed our identification phase. Third party vendors and service providers provide all of our computer programs and services. Most of the programs were purchased after the year 2000 Computer Issue became widely recognized. We have contacted approximately 95% of our third party vendors and service providers and have received written confirmation from approximately 85% of them that the Year 2000 Computer Issue has been appropriately managed. Schroder, our clearing firm, is our largest and most important computer services related vendor. Schroder has provided us with assurances that it expects to appropriately manage the Year 2000 Computer Issue on a timely basis.

The Year 2000 Computer Issue creates a risk for us from unforeseen problems in our own computer systems, third-party vendors and service providers, and from third parties with whom we deal. We are continuing to communicate with our third-party vendors and service providers to determine the likely extent to which we may be affected by third parties' Year 2000 plans and target dates. In this regard, while we do not now expect material financial exposure as a result of the Year 2000 problem, there can be no guarantee that the systems of other entities on which we rely will be remediated on a timely basis, or that a failure to remediate by another party, would not have a material adverse effect on us. Such failures could have a material impact on our ability to conduct business.

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

Based on information currently available, we do not expect our Year 2000 expenditures for fiscal 2000 to be a material cost to us. To date, we have spent less than $150,000, and expect that the entire program will not exceed $200,000. The expected costs of the Year 2000 program are based on management's current estimates; however, actual results could differ materially from those plans.

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

Part II - OTHER INFORMATION


Item 2.  Changes in Securities and Use of Proceeds

         In the quarter ended July 31, 1999, we granted options to purchase 520,250 shares of our common stock to various employees and directors. These options are exerciseable for a period of up to ten years at prices ranging from $2.20 to $6.00. These options were issued without registration under the Securities Act of 1933 under an exemption provided by Section 4(2).

Item 5.  Other Information

         Notice to Stockholders Regarding 2000 Annual Meeting of Stockholders:

         Pursuant to Rule 14a-4 promulgated by the Securities and Exchange Commission, stockholders are advised that the Company's management shall be permitted to exercise discretionary voting authority under proxies it solicits and obtains for the Company's 2000 Annual Meeting of Stockholders with respect to any proposal presented by a stockholder at such meeting, without any discussion of the proposal in the Company's proxy statement for such meeting, unless the Company receives notice of such proposal at its principal office located at One State Street Plaza, New York, New York, no later than April 15, 2000.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:

         27   Financial Data Schedule BD

         (b)  Reports on Form 8-K:

              The Company filed a Current Report on Form 8-K, dated June 28, 1999, reporting under Item 2 (Acquisition or Disposition of Assets), the sale of certain assets of its discontinued Institutional and Research segment and under Item 5 (Other Events), certain changes in the composition of its Board of Directors. An amendment to that Current Report, filed on Form 8-K/A, was subsequently filed to report required proforma financial information regarding the sale.

                                                    Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           RESEARCH PARTNERS INTERNATIONAL, INC.


Date:  September 14, 1999                   /s/ David M. Nussbaum
                                            --------------------------------
                                            David M. Nussbaum
                                            Chairman of the Board and
                                            Chief Executive Officer



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

27                         Financial Data Schedule BD (7/31/99)