Form 10-Q
period 1999-10-31
RESEARCH PARTNERS INTERNATIONAL INC
filed 1999-12-15
CIK 814774

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 1999

                                       or

[  ]   Transition report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934

For the transition period from ________ to ________


                         Commission file number 0-21105

                      RESEARCH PARTNERS INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)


          Delaware                                          13-3414302
-------------------------------                          -----------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)

One State Street Plaza, New York, NY                            10004
---------------------------------------                     --------------
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

Yes   X    No  |_|


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                      Outstanding at December 13, 1999
-------------------------------            --------------------------------
Common Stock, $.0001 par value             8,612,747 shares

             RESEARCH PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES
                                      Index




Part I - Financial Information                                       Page
                                                                     ----
Item 1.   Financial Statements

     Consolidated Statements of Financial Condition as of
     October 31, 1999 (Unaudited) and January 31, 1999                 3

     Consolidated Statements of Operations for the three and nine
     months ended October 31, 1999 and 1998 (Unaudited)                4

     Consolidated Statements of Changes in Stockholders'
     Equity for the year ended January 31, 1999 and the
     nine months ended October 31, 1999 (Unaudited)                    5

     Consolidated Statements of Cash Flows for the nine months
     ended October 31, 1999 and 1998 (Unaudited)                       6

     Notes to Consolidated Financial Statements                        7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                          12


Part II - Other Information


Item 6.  Exhibits and Reports on Form 8-K                              19

Part I - FINANCIAL INFORMATION
Item 1.  Financial Statements

             RESEARCH PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES
                 Consolidated Statements of Financial Condition

                                                                             October 31,           January 31,
                                                                                1999                  1999
                                                                          --------------         --------------
                                                                           (Unaudited)
Assets
Cash and cash equivalents                                                 $    8,393,000         $   10,553,000
Receivable from brokers and dealers                                            1,592,000              2,251,000
Securities owned, at market value                                              1,767,000              1,695,000
Securities owned, not readily marketable, at fair value                        1,145,000                955,000
Investments                                                                    2,227,000              2,035,000
Income taxes receivable                                                          340,000              1,909,000
Loans receivable                                                               1,083,000              1,563,000
Office furniture, equipment and leasehold improvements, net                    1,818,000              2,088,000
Goodwill, net                                                                  1,611,000              3,681,000
Other assets                                                                   1,954,000              1,550,000
                                                                          --------------         --------------

Total assets                                                              $   21,930,000         $   28,280,000
                                                                          ==============         ==============

Liabilities and Stockholders' Equity
Liabilities:
   Securities sold, not yet purchased, at market value                    $      115,000         $      506,000
   Commissions payable                                                         1,394,000              2,658,000
   Accrued expenses and other liabilities                                      3,194,000              3,162,000
                                                                          --------------         --------------
   Total liabilities                                                           4,703,000              6,326,000
                                                                          --------------         --------------


Stockholders' equity:
   Preferred stock, $.10 par value; 1,200,000 shares authorized;
      no and 1,140,000 shares issued and outstanding                                   -                114,000
   Common stock, $.0001 par value; 35,000,000 shares
     authorized; 9,209,875 shares issued; 8,612,747 and
      8,410,899 shares outstanding                                                 1,000                  1,000
   Additional paid-in capital                                                 20,244,000             21,022,000
   (Accumulated deficit) retained earnings                                      (374,000)             4,351,000
   Accumulated other comprehensive loss                                          (24,000)               (18,000)
                                                                          --------------         --------------
                                                                              19,847,000             25,470,000
   Less treasury stock, at cost; 597,128 and 798,976 shares                   (2,620,000)            (3,516,000)
                                                                          --------------         --------------
   Total stockholders' equity                                                 17,227,000             21,954,000
                                                                          --------------         --------------

Total liabilities and stockholders' equity                                $   21,930,000         $   28,280,000
                                                                          ==============         ==============


        See accompanying notes to consolidated financial statements.

             RESEARCH PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                        Three Months                        Nine Months
                                                      Ended October 31,                  Ended October 31,
                                                -----------------------------     ------------------------------
                                                   1999              1998             1999              1998
                                                ------------     ------------     -------------    -------------
Revenues:
   Commissions                                 $   7,434,000    $   5,197,000     $  28,312,000    $  24,442,000
   Investment banking                                579,000           40,000         2,982,000        1,916,000
   Principal transactions                         (1,013,000)      (1,660,000)         (920,000)      (2,214,000)
   Interest                                          406,000          301,000         1,163,000          928,000
   Other                                             130,000          768,000         1,079,000        2,393,000
                                               -------------    -------------     -------------    -------------
Total revenues                                     7,536,000        4,646,000        32,616,000       27,465,000
                                               -------------    -------------     -------------    -------------

Expenses:
   Compensation and benefits                       6,436,000        5,283,000        22,806,000       21,412,000
   Occupancy and equipment                         1,312,000        1,272,000         3,794,000        3,708,000
   Communications                                    832,000        1,042,000         2,513,000        3,063,000
   Brokerage, clearing and exchange fees             730,000          625,000         2,477,000        2,060,000
   Professional fees                               1,048,000          480,000         2,093,000        1,341,000
   Business development                              205,000          281,000           708,000        1,209,000
   Other                                             478,000        1,080,000         1,237,000        2,169,000
                                               -------------    -------------     -------------    -------------
Total expenses                                    11,041,000       10,063,000        35,628,000       34,962,000
                                               -------------    -------------     -------------    -------------

Loss before income taxes                          (3,505,000)      (5,417,000)       (3,012,000)      (7,497,000)
Income tax (benefit)                                 142,000       (1,730,000)          177,000       (2,508,000)
                                               -------------    --------------    -------------    -------------

Loss from continuing operations                   (3,647,000)      (3,687,000)       (3,189,000)      (4,989,000)
                                               -------------    -------------     --------------   -------------

Discontinued operations:
   Loss from operations of the discontinued
     Institutional and Research segment, net of
     income tax benefit of $0 and $223,000,
     and $0 and $213,000, respectively                     -         (554,000)         (322,000)        (771,000)
   Loss from disposal of the Institutional and
     Research segment                                      -                -          (750,000)               -
   Loss from operations of the discontinued
     On-site Day Trading segment, net of
     income tax benefit of $0 and $37,000
     and $0 and $81,000, respectively                      -          (79,000)         (465,000)        (231,000)
                                               -------------    --------------    -------------    -------------
                                                           -         (633,000)       (1,537,000)      (1,002,000)
                                               -------------    --------------    -------------    -------------

Net loss                                       $  (3,647,000)   $  (4,320,000)    $  (4,726,000)   $  (5,991,000)
                                               =============    =============     =============    =============

Weighted average common shares
   outstanding - basic and diluted                 8,623,180        8,211,986         8,565,581        8,137,822
                                               =============    =============     =============    =============

Basic and diluted EPS from:
   Loss from continuing operations             $      (0.42)    $       (0.45)    $       (0.37)   $       (0.62)
   Loss from discontinued operations                       -            (0.08)            (0.18)           (0.12)
                                               -------------    --------------    --------------   --------------
   Net loss                                    $      (0.42)    $       (0.53)    $       (0.55)   $       (0.74)
                                               ============     =============     =============    =============


          See accompanying notes to consolidated financial statements.

             RESEARCH PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES Consolidated Statements of Changes in Stockholders' Equity
 For the Year Ended January 31, 1999 and the Nine Months Ended October 31, 1999
                                   (Unaudited)

                                                                                   Accumulated
                                                                                      Other
                                                                         (Accumulated Compre-
                      Preferred Stock      Common Stock       Additional    Deficit)  hensive      Treasury Stock
                     -----------------   -----------------     Paid-in      Retained  (Loss)   ----------------------
                      Shares      Amt.     Shares     Amt.     Capital      Earnings  Income     Shares      Amount        Total
                     --------  -------   --------- ------- ------------- ------------ -------- ----------   ----------  -----------
Balance at
January 31, 1998     1,140,000 $114,000  9,209,875 $ 1,000 $ 20,710,000  $ 11,734,000 $(36,000)(1,113,976) $(4,902,000) $27,621,000

Net loss                     -        -          -       -            -    (7,383,000)       -          -            -   (7,383,000)
Stock issued -
 compensation plan           -        -          -       -       (6,000)            -        -     15,000       66,000       60,000
Stock issued - sale          -        -          -       -     (270,000)            -        -    300,000    1,320,000    1,050,000
Amortization of
 unearned compen-
 sation                      -        -          -       -      588,000             -        -          -            -      588,000
Translation
 adjustment                  -        -          -       -            -             -   18,000          -            -       18,000
                      --------  -------  --------- ------- ------------- ------------ -------- ----------   ----------  -----------

Balance at
January 31, 1999     1,140,000 $114,000  9,209,875 $ 1,000  $21,022,000  $  4,351,000 $(18,000)  (798,976) $(3,516,000)$ 21,954,000

Net loss                     -        -          -       -            -    (4,726,000)       -          -            -   (4,726,000)
Starting bonuses
 awarded                     -        -          -       -     (147,000)            -        -     79,746      351,000      204,000
Stock options
 exercised                   -        -          -       -      (80,000)            -        -     50,165      221,000      141,000
Forfeiture of
 stock issued -
 compensation plan           -        -          -       -      112,000             -        -    (27,046)    (112,000)           -
Stock issued -
 deferred compen-
 sation plan                 -        -          -       -      (93,000)            -        -     34,676      153,000       60,000
Stock issued -
 401(k) plan                 -        -          -       -     (131,000)            -        -     48,179      212,000       81,000
Preferred stock
 conversion           (100,800) (10,000)         -       -      (61,000)            -        -     16,128       71,000            -
Cancellation of
 preferred stock    (1,039,200)(104,000)         -       -     (894,000)            -        -          -            -     (998,000)
Note receivable paid         -        -          -       -      121,000             -        -          -            -      121,000
Amortization of
 unearned
 compensation                -        -          -       -      396,000             -        -          -            -      396,000
Translation
 adjustment                  -        -          -       -            -             -    (6,000)        -            -       (6,000)
                      --------  -------   -------- ------- ------------  ------------  --------  --------   ----------  -----------

Balance at
 October 31, 1999            -        -  9,209,875   1,000   20,245,000      (375,000)  (24,000) (597,128)  (2,620,000)  17,227,000
                      ========  =======  ========= ======= ============  ============  ========  ========   ==========  ===========




          See accompanying notes to consolidated financial statements.

24


7450.1
             RESEARCH PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                        Nine Months Ended October 31,
                                                                  ----------------        ----------------
                                                                        1999                    1998
                                                                  ----------------        ----------------
Operating activities:
   Net loss                                                       $     (4,726,000)       $     (5,991,000)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
      Depreciation and amortization                                        523,000                 566,000
      Deferred taxes                                                             -              (1,306,000)
      Gain on sale of subsidiary                                                 -                (599,000)
      Loss on sale of subsidiary                                           750,000                       -
      Translation adjustment                                                (6,000)                 29,000
      Other                                                                388,000                 546,000
                                                                  ----------------        ----------------
                                                                        (3,071,000)             (6,755,000)
   (Increase) decrease in operating assets:
     Receivable from brokers and dealers                                   659,000              (2,260,000)
     Securities owned, at market value                                     (72,000)              7,870,000
     Securities owned, not readily marketable                             (190,000)              1,013,000
     Income taxes receivable                                             1,569,000               1,485,000
     Loans receivable                                                      336,000                (201,000)
     Other assets                                                         (574,000)                839,000
   Increase (decrease) in operating liabilities:
     Securities sold, not yet purchased                                   (391,000)             (1,804,000)
     Commissions payable                                                (1,264,000)                 80,000
     Deferred compensation                                                       -              (1,785,000)
     Accrued expenses and other liabilities                                267,000                (626,000)
                                                                  ----------------        ----------------
Net cash used in operating activities                                   (2,731,000)             (2,144,000)
                                                                  ----------------        ----------------

Investing activities:
   Purchase of office furniture, equipment
     and leasehold improvements                                           (280,000)               (898,000)
   Investment in limited partnerships                                     (192,000)               (732,000)
   Sale of subsidiary, net of cash sold                                    875,000                 666,000
   Goodwill resulting from acquisition                                           -                (158,000)
                                                                  ----------------        ----------------
Net cash provided by (used in) investing activities                        403,000              (1,122,000)
                                                                  ----------------        ----------------

Financing activities:
   Issuance of treasury stock for option exercise                          140,000                       -
   Sale of treasury stock                                                        -               1,050,000
   Payment of subscription receivable                                      121,000                       -
   Repayment of subordinated debt                                          (93,000)                (84,000)
                                                                  ----------------        ----------------
Net cash provided by financing activities                                  168,000                 966,000
                                                                  ----------------        ----------------

Net change in cash and cash equivalents                                 (2,160,000)             (2,300,000)
Cash and cash equivalents at beginning of year                          10,553,000               8,111,000
                                                                  ----------------        ----------------
Cash and cash equivalents at end of period                        $      8,393,000        $      5,811,000
                                                                  ================        ================

          See accompanying notes to consolidated financial statements.

             RESEARCH PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


1.  Basis of Presentation

The consolidated financial statements include the activities of Research Partners International, Inc. and its subsidiaries (the "Company"). The Company is primarily engaged in the following segments: full service retail and discounted retail. These segments provide securities brokerage, investment banking and trading services for individuals and corporations through the Company's wholly owned subsidiaries.

In June 1999, Shochet Holding Corp. ("Shochet Holding"), a wholly owned subsidiary of the Company, entered into a letter of intent with Gaines, Berland Inc. for the public sale of its common stock. On November 30, 1999, in a corporate reorganization, Shochet Holding acquired all of the outstanding common stock of Shochet Securities Inc. ("Shochet Securities") from the Company in exchange for 1,200,000 shares of Shochet Holding's common stock. The acquisition was accounted for in a manner similar to a pooling of interests since both Shochet Holding and Shochet Securities were under common control.

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

The Company's principal business activities are affected by many factors, including general economic and market conditions, which can result in substantial fluctuations in the Company's revenues and net income. Therefore, the results of operations for the nine months ended October 31, 1999, are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

o Discounted Retail - provides full service discount brokerage services, through Shochet Securities, to a clientele consisting primarily of retired individuals who invest in exchange-listed equity securities, fixed income securities and mutual funds.

On June 25, 1999, the Company discontinued the operations of the Institutional and Research segment and sold certain assets, including the name "Southeast Research Partners", of the discontinued segment to an unaffiliated third party. The segment had $4,075,000 and $6,845,000 in gross revenues for the nine months ended October 31, 1999 and 1998, respectively. Southeast Research Partners, Inc., which provided the institutional brokerage and research services was re-named EarlyBirdCapital.com Inc. ("EarlyBird").

In fiscal 2000, management segregated the operations of the On-site Day Trading segment which had previously been included in the results of the Discounted Retail segment. During the quarter ended July 31, 1999, the Company discontinued the operations of the On-site Day Trading segment. The segment had $153,000 and $30,000 in gross revenues for the nine months ended October 31, 1999 and 1998, respectively.

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

                                                                                    Eliminations
                                                 Full Service       Discounted           and
                                                    Retail            Retail          all other          Total
                                                --------------   ---------------   --------------   ---------------
Three months ended:
   October 31, 1999
   Revenues from external sources               $    5,823,000   $     1,672,000   $       41,000   $     7,536,000
   Intersegment revenues                        $       57,000   $             -   $      (57,000)  $             -
   Loss before income taxes                     $   (2,831,000)  $      (324,000)  $     (350,000)  $    (3,505,000)

   October 31, 1998:
   Revenues from external sources               $    2,192,000   $     1,713,000   $      741,000   $     4,646,000
   Intersegment revenues                        $       57,000   $             -   $      (57,000)  $             -
   (Loss) income before income taxes            $   (5,855,000)  $      (112,000)  $      550,000   $    (5,417,000)

Nine months ended:
   October 31, 1999
   Revenues from external sources               $   25,275,000   $     6,002,000   $    1,339,000   $    32,616,000
   Intersegment revenues                        $      171,000   $             -   $     (171,000)  $             -
   (Loss) income before income taxes            $   (3,237,000)  $      (644,000)  $      869,000   $    (3,012,000)

   October 31, 1998
   Revenues from external sources               $   18,903,000   $     5,610,000   $    2,952,000   $    27,465,000
   Intersegment revenues                        $      171,000   $             -   $     (171,000)  $             -
   (Loss) income before income taxes            $   (9,496,000)  $       (53,000)  $    2,052,000   $    (7,497,000)


Balance Sheet data:
   October 31, 1999
   Segment assets                               $    9,128,000   $     3,820,000   $    8,982,000   $    21,930,000

   January 31, 1999
   Segment assets                               $   11,427,000   $     3,915,000   $   12,938,000   $    28,280,000

Included in "other" in the segment assets data above is $576,000 in deferred costs for EarlyBird, which is still in its developmental stage.

The following is a reconciliation of the Company's reported loss before provision for income taxes to the Company's consolidated totals:

                                                       Three months ended                  Nine months ended
                                                           October 31,                        October 31,
                                                --------------------------------   --------------------------------
                                                     1999              1998             1999              1998
                                                --------------   ---------------   --------------   ---------------
Total loss before provision for
   income taxes for reported segments           $   (3,155,000)  $    (5,967,000)  $   (3,881,000)  $    (9,549,000)
All other (loss) income                               (687,000)          104,000         (393,000)        1,837,000
Consolidation/elimination                              337,000           446,000        1,262,000           215,000
                                                --------------   ---------------   --------------   ---------------
Total loss before provision for
   income taxes                                 $   (3,505,000)  $    (5,417,000)  $   (3,012,000)  $    (7,497,000)
                                                ==============   ===============   ===============  ===============

The Company's principal operations are located in the United States. The Company maintains an office in Europe. Gross revenues from operations in Europe represent less than 4% of the Company's overall revenues.

3.  Net Capital Requirements

GKN, EarlyBird and Shochet Securities, all wholly owned subsidiaries of the Company, are registered broker-dealers with the Securities and Exchange Commission (the "SEC") and member firms of the National Association of Securities Dealers, Inc. ("NASD"). As such, GKN, EarlyBird and Shochet Securities are subject to the SEC's net capital rule, which requires the maintenance of minimum net capital.

GKN has elected to compute net capital using the alternative method permitted by the net capital rule, which requires that it maintain minimum net capital, as defined, to be greater than or equal to $250,000. At October 31, 1999, GKN had net capital of $1,680,000.

EarlyBird has elected to compute net capital under the standard aggregate indebtedness method permitted by the net capital rule, which requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. At October 31, 1999, EarlyBird had net capital of $ 645,000 and a net capital requirement of $100,000. EarlyBird's net capital ratio at October 31, 1999, was 0.03 to 1.

Shochet Securities has also elected to compute net capital under the standard aggregate indebtedness method permitted by the net capital rule. At October 31, 1999, Shochet Securities had net capital of $496,000 and a net capital requirement of $100,000. Shochet Securities' net capital ratio at October 31, 1999, was 1.50 to 1.

4.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share ("EPS"):

                                                          Three months ended               Nine months ended
                                                              October 31,                     October 31,
                                                    ------------------------------   ------------------------------
                                                         1999            1998             1999            1998
                                                    -------------    -------------   -------------   --------------
Numerator for basic and diluted EPS:

   Loss from continuing operations                  $  (3,647,000)   $  (3,687,000)  $  (3,189,000)  $   (4,989,000)
   Loss from discontinued operations                            -         (633,000)     (1,537,000)      (1,002,000)
                                                    -------------    -------------   -------------   --------------

   Net loss                                         $  (3,647,000)   $  (4,320,000)  $  (4,726,000)  $   (5,991,000)
                                                    =============    =============   =============   ==============

Denominator for basic EPS                               8,623,180        8,211,986       8,565,581        8,137,822
                                                    -------------    -------------   -------------   --------------

Denominator for diluted EPS                             8,623,180        8,211,986       8,565,581        8,137,822
                                                    =============    =============   =============   ==============

Basic EPS from:
   Loss from continuing operations                  $       (0.42)   $      (0.45)   $       (0.37)  $       (0.62)
   Loss from discontinued operations                            -           (0.08)           (0.18)          (0.12)
                                                    -------------    -------------   -------------   --------------
   Net loss                                         $       (0.42)   $      (0.53)   $       (0.55)  $       (0.74)
                                                    =============    ============    =============   =============

Diluted EPS from:
   Loss from continuing operations                  $       (0.42)   $      (0.45)   $       (0.37)  $       (0.62)
   Loss from discontinued operations                            -           (0.08)           (0.18)          (0.12)
                                                    -------------    -------------   -------------   --------------
   Net loss                                         $       (0.42)   $      (0.53)   $       (0.55)  $       (0.74)
                                                    =============    ============    =============   =============

5.   Supplemental Cash Flow Information

                                                           Nine months ended
                                                              October 31,
                                                    ------------------------------
                                                         1999            1998
                                                    -------------    -------------
Cash paid for:
   Income taxes                                     $     187,000    $     219,000
   Interest                                         $           -    $       9,000

Non-cash financing transactions:
   Treasury stock issued
     - for compensation plan                        $     204,000    $      60,000
     - to 401(k) plan                               $      81,000    $           -
     - to deferred compensation plan                $      60,000    $           -

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

The components of comprehensive loss for the three and nine months ended October 31, 1999 and 1998 are as follows:

                                                         Three months ended                Nine months ended
                                                             October 31,                      October 31,
                                                   -------------------------------  -------------------------------
                                                         1999            1998             1999            1998
                                                   --------------  ---------------  --------------  ---------------
Net loss                                           $   (3,647,000) $    (4,320,000) $   (4,726,000) $    (5,991,000)
Other comprehensive income (loss):
   Foreign currency translation
     adjustments                                           13,000           41,000          (6,000)          30,000
                                                   --------------  ---------------  --------------  ---------------

Total comprehensive loss                           $   (3,634,000) $    (4,279,000) $   (4,732,000) $    (5,961,000)
                                                   ==============  ===============  ==============  ===============

8.   Subsequent Events

In August 1999, Shochet Securities and certain of its employees were found jointly and severally liable with respect to an arbitration claim by a former customer against Shochet Securities and certain past and present employees during the period from 1995 through November 1996. The plaintiff was awarded approximately $211,000 in compensatory and punitive damages, interest and expenses. In November 1999, Shochet Securities settled the customer's claim for attorney's fees of $200,000. The total amount of $411,000 was paid by the Company on Shochet Securities' behalf. The Company believes that it has a claim against the former owners of Shochet Securities for reimbursement of the settlement amount, pursuant to an indemnification agreement. While the Company intends to vigorously pursue payment of the settlement amount, there can be no assurance as to its ultimate collection. At October 31, 1999, management recorded a reserve against possible future losses from this settlement of $225,000.

On December 8, 1999, Shochet Holding filed a registration statement on Form SB-2 with the SEC in connection with its plan for the public sale of its common stock.

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

Business Environment

Our primary business activities, investment banking, securities brokerage and securities trading, with an emphasis on small- and mid-capitalization companies, are subject to general economic and market conditions and the volatility of trading markets, specifically the small- and mid-capitalization market. The quarter ended October 31, 1999, continued to enjoy the benefits of favorable market conditions which have existed through much of fiscal year 2000 to date. This compares with the negative effects of a volatile market overseas which plagued the U.S. economy for much of fiscal 1999.

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

The results of operations for the nine months ended October 31, 1999 are not necessarily indicative of the results which may be expected for the entire fiscal year.

Results of Operations

Three Months Ended October 31, 1999 vs. Three Months Ended October 31, 1998

Net loss for the three months ended October 31, 1999 was $3,647,000 as compared with $4,320,000 for the three months ended October 31, 1998. Loss from continuing operations for the fiscal 2000 quarter was $3,647,000 as compared with $3,687,000 for the comparable fiscal 1999 quarter. Basic and diluted loss per share of common stock was $0.42 for the third quarter of fiscal 2000 as compared to $0.53 for the fiscal 1999 quarter. Basic and diluted loss from continuing operations per share of common stock was $0.42 for the third quarter of fiscal 2000 as compared to $0.45 for the fiscal 1999 quarter.

Revenues

Total revenues increased by 62% to $7,536,000 for the third quarter of fiscal 2000, mainly as a result of an increase of commission revenues and investment banking fees and decreased losses from principal transactions, offset by a decrease in other income.

Commission revenues increased by $2,237,000, or 43%, in the third quarter. Trading volume increased 28% and was augmented by a 12% increase in average commissions per ticket, resulting in part from increased mutual fund and insurance annuity business.

Investment banking revenues increased by $539,000 to $579,000 for the third quarter of fiscal 2000. During the third quarter of fiscal 2000 our company raised $2,965,000 for corporate clients through one private placement as compared to $700,000 raised in the third quarter of fiscal 1999 also through one private placement. The increase is attributable to greater deal fees generated and an increase in fees generated from investment advisory contracts.

Losses from principal transactions decreased by $647,000 or 39% for the third quarter of fiscal 2000 from the third quarter of fiscal 1999. Investment account losses were $292,000 and $953,000 for the quarters ended October 31, 1999 and 1998, respectively. Market making activities generated $721,000 and $707,000 in losses for the third quarter of fiscal 2000 and 1999, respectively.

Interest income increased 35% to $406,000 in fiscal 2000 as a result of increased interest on customer balances held at our clearing firm.

Other revenues decreased 83% to $130,000 in fiscal 2000 from $768,000 in fiscal 1999 The decrease is attributable to a gain on the sale of one of our company's Swiss subsidiaries in the third quarter of fiscal 1999.

Expenses

Total expenses for the third quarter in fiscal 2000 were $11,041,000, a 10% increase from the same quarter in fiscal 1999. The increase is attributable to increases in compensation and benefits, brokerage, clearing and exchange fees and professional fees, offset by decreased communications, business development and other expenses. As a percentage of revenue, expenses decreased from 217% in the fiscal 1999 quarter to 147% in the fiscal 2000 quarter.

Compensation and benefits expense increased 22% to $6,436,000. These expenses are primarily variable as commissions to brokers are paid as a percentage of commission revenues generated.

Occupancy and equipment expense in the fiscal 2000 quarter was fairly consistent with the fiscal 1999 quarter as office closings resulted in one-time charges and equipment costs increased in other branches.

Communications expenses decreased 20% or $210,000 primarily as a result of office closings.

Brokerage, clearing and exchange fees increased by $105,000 or 17%. This increase is consistent with the increase in trade volume.

Professional fees increased by $568,000 or 118%, mainly as a result of increased consulting and legal fees.

Business development expenses decreased by 27% to $205,000 due to decreased promotional activities.

Other expenses decreased by $602,000, or 56% primarily due to decreased charges for errors and unsecured debits.

Income taxes

For the quarter ended October 31, 1999, our company incurred no income tax expense, other than tax on capital for state and local purposes, due to our net operating loss for the year to date. Additionally, our company takes a full valuation on deferred tax assets primarily resulting from net operating loss carryforwards.

Weighted average common shares outstanding

The weighted average number of common shares outstanding used in the computation of basic and diluted loss per common share was 8,623,180 for the third quarter of fiscal 2000, compared with 8,211,986 in fiscal 1999. These changes are primarily attributable to the sale of treasury stock to a Swiss investor which occurred during October, 1998 and stock awards granted to employees in fiscal 2000.

Nine Months Ended October 31, 1999 vs. Nine Months Ended October 31, 1998

Net loss for the nine months ended October 31, 1999 was $4,726,000 as compared with $5,991,000 for the nine months ended October 31, 1998. Loss from continuing operations for the nine months ended October 31, 1999 was $3,189,000 as compared with a loss of $4,989,000 for the same period in fiscal 1999. Basic and diluted loss per share of common stock was $0.55 for the first nine months of fiscal 2000 as compared to $0.74 for the first nine months of fiscal 1999. Basic and diluted loss from continuing operations per common share was $0.37 for the first nine months of fiscal 2000 and $0.62 per common share for the first nine months of fiscal 1999.

Revenues

Total revenues increased by 19% to $32,616,000 for the first nine months of fiscal 2000, mainly as a result of increased commission revenue and investment banking fees and decreased losses from principal transactions, offset by a decrease in other revenue.

Commission revenues increased by $3,870,000, or 16%, in the nine months period ended October 31, 1999. Trade volume increased 31% while average commissions per ticket decreased 12%. The decrease in average commissions per ticket is a result of the competitive impact of electronic brokers.

Investment banking revenues increased by $1,066,000, or 56%. During the first nine months of fiscal 2000 our company raised $28.2 million for corporate clients through one public offering and five private placements as compared to $24.1 million raised in the comparable period in fiscal 1999 through two public offerings and two private placements. The increase is attributable to greater deal management fees and to an increase in fees generated from investment advisory contracts.

Losses from principal transactions decreased 58% for the nine months ended October 31, 1999. Investment account losses totaled $213,000 and $55,000 for the first nine months of fiscal 2000 and fiscal 1999, respectively. Market making activities generated $707,000 and $2,159,000 in losses for the nine months ended October 31, 1999 and 1998, respectively.

Interest income increased 25% to $1,163,000 in fiscal 2000 as a result of increased interest on customer balances held at our clearing firm.

Other revenues decreased 55% to $1,079,000 from $2,393,000 in fiscal 1999 when our company had a gain on the sale of one of our Swiss subsidiaries. Additionally, merchant banking revenues decreased as a result of a smaller investment in a limited partnership.

Expenses

Total expenses for the nine months ended October 31, 1999 were $35,628,000, a 2% increase from the same period in fiscal 1999. As a percentage of revenues, these expenses decreased from 127% in fiscal 1999 to 109% in fiscal 2000.

Compensation and benefits expense increased 7% or $1,394,000 from fiscal 1999 to fiscal 2000. Higher commission expense was offset by a decrease in personnel costs associated with closed offices.

Occupancy and equipment expense in fiscal 2000 was fairly consistent with fiscal 1999 as office closings resulted in one-time charges and equipment costs increased in other branches.

Communications expense decreased 18% or $550,000 for the nine months ended October 31, 1999 primarily as a result of office closings.

The 20% or $417,000 increase in brokerage, clearing and other fees is consistent with the increase in trade volume.

Professional fees increased $752,000 or 56% due to increased litigation costs and consulting fees.

Business development expense decreased 41% to $708,000 in fiscal 2000 from $1,209,000 in fiscal 1999 due to decreased promotional activities.

Other expense decreased $932,000 or $43% in the first nine months of fiscal 2000 as compared with the same period in fiscal 1999 due primarily to credits resulting from the collection of previously written-off loans from terminated brokers.

Income taxes

For the nine months ended October 31, 1999, our company incurred no income tax expense, other than tax on capital for state and local purposes, due to our net operating loss for the year to date. Additionally, our company takes a full valuation on deferred tax assets primarily resulting from net operating loss carryforwards.

Weighted average common shares outstanding

The average number of common shares outstanding used in the computation of basic and diluted loss per common share was 8,623,180 for the first nine months of fiscal 2000, compared with 8,565,581 in fiscal 1999. This change is primarily attributable to the option exercises and stock awards, offset by stock award forfeitures.


Liquidity and Capital Resources

Approximately 54% of our company's assets at October 31, 1999 are highly liquid, consisting primarily of cash and cash equivalents, securities inventories, and receivables from other broker-dealers, all of which fluctuate depending upon the levels of customer business and trading activity. Receivables from broker-dealers, which are primarily from our clearing broker, turn over rapidly. As a securities dealer, we may carry significant levels of securities inventories to meet customer needs. Our inventory of market-making securities is readily marketable; however, holding large blocks of the same security may limit liquidity and prevent realization of full market value for the securities. Securities owned, but not readily marketable, represent underwriter warrants and the securities underlying such warrants. The liquidity of these securities is limited. A relatively small percentage of our total assets are fixed. The total assets or the individual components of total assets may vary significantly from period to period because of changes relating to customer demand, economic and market conditions, and proprietary trading strategies.

Our brokerage subsidiaries, GKN, Shochet Securities and EarlyBird, our company's domestic operating broker-dealer subsidiaries, are subject to the net capital rules of the NASD and the SEC. They and our company, therefore, are subject to certain restrictions on the use of capital and its related liquidity. GKN's, Shochet Securities' and EarlyBird's respective net capital positions as of October 31, 1999, were $1,680,000, $496,000, and $645,000, which were
$1,430,000, $396,000 and $545,000, respectively, in excess of their respective net capital requirements.

In conjunction with our corporate headquarters relocation in New York we have significantly upgraded our technological infrastructure. The combined costs of the move and the technological investment were financed through a series of operating leases. These leases total $4.8 million. As security for these leases, we arranged for a standby letter of credit. As collateral for the standby letter of credit, we have placed $2.5 million in a restricted cash escrow account with the provider.

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

EarlyBird, still in its developmental stage, intends to offer services over the internet. Launching this enterprise, as well as others, may require us to raise additional capital. On December 8, 1999, Shochet Holding, the direct parent of Shochet Securities and a wholly owned subsidiary of our company, filed a registration statement on Form SB-2 with the SEC in connection with its plan for the public sale of its common stock. Shochet Holding, which intends to offer services over the internet, intends to finance its plans for expansion through this external source of capital.

Other Matters

Year 2000 Computer Issue

We initiated a firm-wide program to address the "Year 2000 Computer Issue" in order to prepare our computer systems and applications for properly processing dates after December 31, 1999. This program consists of a series of steps to identify all critical & non-critical systems, determine Y2K compliance through inquiries and testing and change non-compliant systems. Our program was sbustantially in place by December 1, 1999.

We have completed our identification phase. Third party vendors and service providers provide all of our computer programs and services. Most of the programs were purchased after the year 2000 Computer Issue became widely recognized. We have contacted approximately 99% of our third party vendors and service providers and have received written confirmation from approximately 99% of them that the Year 2000 Computer Issue has been appropriately managed. Schroder, our clearing firm, is our largest and most important computer services related vendor. Schroder has provided us with assurances that it expects to appropriately manage the Year 2000 Computer Issue on a timely basis.

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

New Accounting Pronouncement

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1. "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1, effective for financial statements for fiscal years beginning after December 15, 1998, requires that entities capitalize certain internal-use software costs once certain criteria are met and amortize those costs over the estimated useful life of the software. Our financial statements reflect the implementation of SOP 98-1.

In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes standards for accounting and reporting of derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. SFAS 133 was originally effective for fiscal quarters beginning after June 15, 1999; however, in June 1999, the FASB issued SFAS 137, "Accounting for Derivative Instruments and

Hedging Activities - Deferral of the Effective Date of FASB Statement No.133" which amended SFAS 133 to be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. We expect to adopt this standard when required in fiscal year 2001. The effect of SFAS 133 is not expected to be material to our financial statement disclosures.

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


                                     RESEARCH PARTNERS INTERNATIONAL, INC.


Date:  December 14, 1999             /s/ David M. Nussbaum
                                    --------------------------------
                                         David M. Nussbaum
                                         Chairman of the Board



                                     /s/ Peter R. Kent
                                    --------------------------------
                                         Peter R. Kent
                                         President

             RESEARCH PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES
                                  Exhibit Index



Number                     Description

27                         Financial Data Schedule BD (10/31/99)