Form 10-K405
period 2000-01-31
RESEARCH PARTNERS INTERNATIONAL INC
filed 2000-05-02
CIK 814774

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K405

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended January 31, 2000
                                       or

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

(212) 208-6500
---------------
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  none

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.0001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |x| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value (based upon the last sale price) of the registrant's Common Stock held by nonaffiliates on April 25, 2000, was $16,808,428.

On April 25, 2000, 8,934,914 shares of the registrant's Common Stock were outstanding.

Documents incorporated by reference:

Part III incorporates by reference portions of the definitive proxy statement for its next annual meeting of stockholders.

                      Research Partners International, Inc.
                             Form 10-K Annual Report
                   For the fiscal year ended January 31, 2000


                                                                          Page

Part I

Item  1.   Business                                                        3

Item  2.   Properties                                                     12

Item  3.   Legal Proceedings                                              12

Item  4.   Submission of Matters to a Vote of Security Holders            12

Part II

Item  5.   Market for the Registrant's Common Equity and Related
           Stockholder Matters                                            13

Item  6.   Selected Financial Data                                        14

Item  7.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                      15

Item  8.   Financial Statements and Supplementary Data                    22

Item  9.   Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure                                       45

Part III

Item 10.   Directors and Executive Officers                               45

Item 11.   Executive Compensation                                         45

Item 12.   Security Ownership of Certain Beneficial
           Owners and Management                                          45

Item 13.   Certain Relationships and Related Transactions                 45

Part IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports
           on Form 8-K                                                    46

PART I

ITEM 1.  BUSINESS

General

Through our subsidiaries, GKN Securities Corp., EarlyBirdCapital, Inc. (formerly known as Southeast Research Partners, Inc.), Shochet Securities, Inc., EBCapital (Europe) AG (formerly known as Research Partners International, AG, referred to in this report as EBC Europe) and Dalewood Associates, Inc., we provide investment banking, online investing, merchant banking and asset management, securities brokerage and trading services, with an emphasis on small-and mid-capitalization companies and early-stage growth companies. These services are provided through the following primary divisions:

o        Full service retail
o        Discount retail brokerage
o        International
o        Asset management
o        Internet investment banking

We derive revenues primarily from brokerage and investment banking services. These activities generate commission and fee income, as well as revenues from market making and principal transactions. Our Internet investment banking activities commenced in February 2000, fiscal 2001. We sold our institutional and research division operations in the summer of 1999. The following table indicates the percentage of total revenues represented by each of our principal activities during the past three fiscal years ended January 31:

                                            2000           1999           1998
                                            ----           ----           ----
       Commissions                           71%            89%            78%
       Investment banking                     5%             5%            13%
       Market making and principal
          transactions                       10%           (3)%             4%
       Asset management                      10%             2%             0%
       Interest and other                     4%             7%             5%

The following table illustrates our revenue breakdown by our principal divisions:

                                           2000            1999          1998
                                      --------------  -------------- ----------

       Full service retail              $ 49,161,000  $ 29,894,000 $ 35,130,000
       Institutional and research          4,137,000    10,266,000    5,464,000
       Discount retail                     8,112,000     7,831,000    6,607,000
       Asset management                    6,942,000       742,000       83,000
       Other (including eliminations)  $   3,568,000     1,437,000    1,392,000
                                       ------------- -------------   ----------

       Net revenues                    $  71,920,000 $  50,170,000 $ 48,676,000
                                       ============= ============= ============

Recent Developments

Internet Investment Banking and Merchant Banking

We offer investment banking services on the Internet and merchant banking and asset management through our majority-owned holding company EarlyBirdCapital.com Inc. EarlyBirdCapital.com Inc. wholly-owns (i) EarlyBirdCapital, Inc., an Internet investment banking broker-dealer, (ii) EBC Europe, a foreign broker-dealer and (iii) Dalewood Associates, Inc., the manager and general partner of a private investment fund. In February 2000, we raised $11,000,000 for EarlyBirdCapital.com Inc. through the sale of its preferred stock. Since its launch date in February 2000, EarlyBirdCapital.com, through EarlyBirdCapital, Inc., raised $12,500,000 in gross proceeds in two private placement. EarlyBirdCapital, Inc. is registered as a broker-dealer with the Securities and Exchange Commission and is a member of the National Association of Securities Dealers, Inc. and the Securities Investor Protection Corporation. EarlyBirdCapital, Inc. owns and operates www.earlybirdcapital.com, an Internet website designed to provide client-companies with advisory services and access to capital, and accredited investors with readily accessible investment opportunities through the Internet. EarlyBirdCapital, Inc. receives brokerage commissions, investment banking fees and underwriter warrants for its services offered through the Internet.

Public Offering of Subsidiary; Further Involvement in Internet Market

In November 1999, we transferred all or our shares of Shochet Securities, Inc., our then wholly-owned discount brokerage subsidiary, to a newly formed holding company, Shochet Holding Corp. In January 2000, Shochet Holding Corp. launched its website, www.shochet.com, which offers online discount brokerage services. In March 2000, Shochet Holding Corp. completed its initial public offering and raised gross proceeds of $9,405,000 through the sale of 1,045,000 shares of its common stock, which are traded on the Nasdaq Smallcap Market under the symbol "SHOC." We own a majority of the outstanding stock of Shochet Holding Corp.

Sale of Certain Research Related Assets, Focus on Internet

In June 1999, pursuant to an Asset Purchase Agreement, Southeast Research Partners, Inc., then our wholly-owned subsidiary, sold certain of its assets to Ryan, Beck & Co., Inc., a wholly-owned subsidiary of BankAtlantic Bancorp, Inc., a publicly-held thrift holding company.

The purchase price for the transferred assets was $1,914,200, payable by Ryan Beck to Southeast Research, $875,000 in cash and 1,039,200 shares of our Series A Preferred Stock with a stated value of $1,039,200 which we subsequently retired.

Prior to the sale of the assets, Southeast Research was primarily involved in the research and institutional brokerage business. Southeast Research changed its name to EarlyBirdCapital, Inc. and currently serves as our Internet investment banking subsidiary.

Brokerage and Distribution

A significant portion of our revenues are generated from commissions. We charge commissions to our individual and institutional clients for executing buy and sell orders of securities on national and regional exchanges and in the over-the-counter markets. When we receive a buy or sell order for a security in which we make a market or have inventory, we may act as a principal and purchase from, or sell to, our customers the desired security on a disclosed basis at a price set in accordance with applicable securities regulations.

Full Service Retail Division

We provide to our customers and clients a full service securities brokerage and investment-banking service through GKN Securities, a member of the NASD. At March 31, 2000, GKN Securities operated four branch offices in New York City, New York, Stamford, Connecticut, and Boca Raton and Miami, Florida, with a total of 205 registered representatives. During fiscal 2000, GKN Securities generated approximately $40,244,000 in commissions primarily from executing customers' trades. GKN Securities' sales force serves a clientele who primarily consists of individuals whom invest in over-the-counter equity securities.

Institutional and Research Division

We also provide research to our customers. From 1997 through June 1999, we provided to our institutional customers and clients a full service securities brokerage and investment banking and research boutique through Southeast Research Partners which, in June 1999, sold certain of its assets to Ryan Beck, as discussed above. The terms of the Ryan Beck sale give us the right to access research of Ryan Beck-Southeast Research through June 2004. We continue to provide our customers with research produced by our own research analysts, Ryan Beck-Southeast Research, and our clearing broker Schroder & Co. The industries covered by our own research include information technology, telecommunications, e-commerce and Internet infrastructure.

Effective with fiscal 2000, the results of this division were reported as discontinued operations because of the sale to Ryan Beck.

Discount Retail Division

We provide to our retail customers a full service discount brokerage service through our Shochet Securities subsidiary, which is also a member of the NASD. Shochet Securities is a wholly-owned subsidiary of Shochet Holding Corp., our majority-owned subsidiary. At March 31, 2000, Shochet Securities operated five branch offices in Hallandale, Miami Beach, South Miami, Tamarac and Delray Beach, Florida. During fiscal 2000 Shochet generated approximately $7,268,000 in commissions, primarily from executing customers' trades. The clientele served by Shochet's registered representatives is generally retired individuals who invest in exchange-listed equity securities, fixed income securities and mutual funds. On July 31, 1999, Shochet Securities discontinued the operations of the on-site day trading segment of its business.

In January 2000, Shochet commenced offering online brokerage services through its website, www.shochet.com. Its ability to successfully implement and operate an Internet brokerage business is subject to the risks associated with the Internet, competition, technology, proper functioning enhancements and many other risks associated with a new venture.

International Division

We provided our international customers with access to U.S. markets through our EBC Europe subsidiary from February 1996 when we established EBC Europe in Zurich, Switzerland until October 1999. From October 1999 until March 31, 2000 our international operations were dormant and resumed operations, effective April 1, 2000, with the return of our resident director of the international division. EBC Europe holds a B banking license issued by the Canton of Zurich and has made application for a SESTA federal (Switzerland) bank license. We plan for this subsidiary to afford us exposure to international financial markets and intend to raise capital from international markets for our merchant banking and asset management business. The revenues and operating profit generated by EBC Europe during fiscal 2000 did not represent a material percentage of our total revenues or operating loss.

Internet Investment Banking Division

In February 2000, we commenced operations of our Internet investment banking division through EarlyBirdCapital, Inc. EarlyBirdCapital, Inc. provides, client-companies with advisory services and access to capital and, accredited investors with readily accessible opportunities. EarlyBirdCapital, Inc. engages in the business of financing early stage, emerging-growth companies through the sale of their equity securities to investors in public and private offerings conducted through conventional methods and through the Internet. During fiscal 200, EarlyBirdCapital generated minimal revenues and experienced minimal losses. EarlyBirdCapital launched its website, www.earlybirdcapital.com, in February 2000, and has since completed two private placements raising gross proceeds of $12,500,000.

Overall

At March 31, 2000, we collectively employed a total of approximately 250 registered representatives and serviced in excess of 24,800 customer accounts with activity during the past two years with approximately $1.8 billion in assets. The brokerage subsidiaries serve a diverse clientele with varying investment characteristics.

Asset Management Division

We conduct our merchant banking and asset management business through our asset management division. We entered the merchant banking and asset management business in 1996 with the acquisition of Dalewood. Dalewood is the managing partner of Dalewood Associates L.P., a private investment partnership that makes investments in certain carefully selected companies and provides them with financing to advance their business to the next stage of their development. At March 31, 2000, Dalewood Associates L.P. had total assets of approximately $34 million, of which $20 million was invested in 35 companies.

As general partner of Dalewood Associates, LP, Dalewood Associates, Inc., is entitled to an annual management fee based on the assets of the limited partnership and an incentive fee based on the performance of the fund each year. The revenues generated by Dalewood Associates, Inc. for fiscal 2000 were $6,933,000.

Clearing Broker

We do not hold any funds or securities of our securities brokerage customers. GKN Securities, EarlyBirdCapital, Shochet Securities and EBC Europe currently use the services of Schroder & Co. Incorporated as their clearing agent on a fully disclosed basis. Schroder processes all securities transactions and maintains customer accounts on a fee basis. Customer accounts are protected through the Securities Investor Protection Corporation for up to $500,000 per account, of which coverage for cash balances is limited to $100,000. Additional protection of up to $49.5 million per account is provided by Schroder. Pursuant to the terms of our agreement with our clearing broker, we have agreed to indemnify and hold our clearing broker harmless from certain liabilities and claims, including claims arising from transactions of our customers. The services of Schroder include billing, credit control, receipt, and custody and delivery of securities. Schroder provides operational support necessary to process, record, and maintain securities transactions for our brokerage and distribution activities. Schroder provides these services to us and our customers at a total cost which is less than it would cost us to process such transactions on our own.

Schroder lends funds to our customers through the use of margin credit. These loans are made to customers on a secured basis, with Schroder maintaining collateral in the form of saleable securities, cash or cash equivalents. Under the terms of the clearing agreement, the brokerage subsidiaries indemnify Schroder for any loss on these credit arrangements. At April 14, 2000, we had approximately $28,251,890 of margin credit outstanding to our customers through Schroder. In fiscal 2000, our losses from the margin credit activity were insignificant, while net interest earned from margin credit activity totaled $1,368,000.

Investment Banking

We provide our investment banking service, which encompasses corporate finance, advisory and syndication services through the Internet investment banking division.

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

As a result of technical advancements of the Internet, we intend to broaden our underwriting activity by offering Internet based underwriting and private placements to our clients. Our planned Internet underwriting service and our private placement services are subject to risks associated with the Internet, including development, enhancement and proper functioning of software, competition, market acceptance, regulatory matters, technology upgrades and costs, volatility in securities markets, protection of proprietary technology and intellectual property rights and Internet security matters.

Corporate Advisory

To date, we have not derived significant revenues from corporate advisory services. Through our relationships with our investment banking clients, we intend to expand this business with a concentration on mergers and acquisitions, strategic partnering, fairness opinions and corporate recapitalizations.

Syndicate

Our syndicate department has historically served as an additional source of product, through selling group or underwriter participation, for distribution through our various distribution channels. To date, revenues generated by our syndicate department have been insignificant. We expect that the emphasis of this department will expand to increase the participation of other broker-dealers in the marketing and distribution of our underwritings, as well our participation in the selling group or as an underwriter in other investment banks' underwritings.

Principal Transactions

Our principal transaction activity is primarily performed by the full service retail division. Prior to its transition to Internet investment banking in June 2000, principal transaction activity was also conducted by the institutional and research division. Principal transaction activity consists of market making and investing activities.

Market Making

Our market making activities primarily serve as an accommodation to our customers. As part of our market making activities, we carry inventories of securities to facilitate brokerage transactions with customers and other dealers. Principal transactions with customers are effected at prices in accordance with applicable security regulations. At March 31, 2000, GKN Securities made markets in more than 86 securities. In the fiscal year ended January 31, 2000, principal transactions related to securities in which our brokerage subsidiaries made markets, including realized and unrealized gains and losses, accounted for a gain of $197,000.

Investing

In connection with our investment banking activities of raising capital and providing advisory services for client companies, we may receive warrants, which entitle us to purchase securities of these client companies. These warrants, which are held in our investment account, vary in value based upon the market prices of the underlying securities. Warrants are usually exercisable for four years beginning one year after issuance and are valued by management based on a significant discount to the current market values of the underlying securities. At March 31, 2000, we owned warrants to purchase securities of 40 companies for which we have performed investment-banking services. These warrants had an underlying market value of $5,197,000 as of March 31, 2000, of which we recognized $2,691,000 in value, or 52%. During fiscal 2000, we recognized total gains of $6,196,000 on the investment account warrants, or 9% of our fiscal 2000 revenues.

Government Regulation

The securities industry in the United States is subject to extensive and frequently changing federal and state laws and substantial regulation under such laws by the SEC and various state agencies and self-regulatory organizations, such as the NASD. GKN Securities, EarlyBirdCapital, Inc. and Shochet Securities are registered as broker-dealers with the SEC and are member firms of the NASD. Much of the regulation of broker-dealers has been delegated to self-regulatory organizations, principally NASD Regulation, Inc., NASDR, the regulatory arm of the NASD, which has been designated by the SEC as GKN Securities', EarlyBirdCapital, Inc.'s and Shochet Securities' primary regulator. NASDR adopts rules, which are subject to approval by the SEC, that govern its members and conducts periodic examinations of member firms' operations. Securities firms are also subject to regulation by state securities administrators in those states in which they conduct business. GKN Securities is registered as a broker-dealer in all 50 states, the District of Columbia, and Puerto Rico. EarlyBirdCapital, Inc. is registered as broker-dealers in 46 states and the District of Columbia. Shochet Securities is registered as a broker-dealer in 38 states and the District of Columbia.

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

Broker-dealers are also subject to the SEC's net capital rule. The net capital rule, which specifies minimum net capital requirements for registered brokers and dealers, is designated to measure the general financial integrity and liquidity of a broker-dealer and requires that at least a minimum part of its assets be kept in relatively liquid form. Net capital is essentially defined as net worth (assets minimum liabilities), plus qualifying subordinated borrowings and less certain mandatory deductions that result from excluding assets not readily convertible into cash and from valuing certain other assets, such as a firm's positions in securities, conservatively. Among these deductions are adjustments in the market value of securities to reflect the possibility of a market decline prior to disposition.

GKN Securities has elected to compute its net capital under the alternative method permitted by regulatory rules, which requires that it maintain minimum net capital, as defined, greater than or equal to $250,000. At January 31, 2000, GKN Securities had net capital and a net capital requirement of $6,343,000 and $250,000, respectively.

EarlyBirdCapital, Inc. has elected to compute its net capital under the standard aggregate indebtedness method permitted by regulatory rules, which requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15-to-1. At January 31, 2000, EarlyBirdCapital, Inc. had net capital of $93,000, which was $7,000 in deficit of its required net capital of $100,000. In February 2000, this deficit was corrected.

Shochet Securities has elected to compute its net capital under the standard aggregate indebtedness method permitted by regulatory rules, which requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15-to-1. At January 31, 2000, Shochet Securities had net capital and a net capital requirement of $195,000 and $100,000, respectively.

Failure to maintain the required net capital may subject a firm to suspension or expulsion by the NASD, the SEC and other regulatory bodies and ultimately may require its liquidation. The net capital rule also prohibits payments of dividends, redemption of stock and the prepayment or payment in respect of principal of subordinated indebtedness if net capital, after giving effect to the payment, redemption or repayment, would be less than specified percentage of the minimum net capital requirement. Compliance with the net capital rule could limit those operations of our brokerage subsidiaries that require the intensive use of capital, such as underwriting and trading activities, and also could restrict our ability to withdraw capital from our operating subsidiaries, which in turn, could limit our ability to pay dividends, repay debt and redeem or purchase shares of our outstanding capital stock.

Our broker-dealer subsidiaries are subject to federal and state securities laws which govern the offer and sale of securities and the operation of the securities markets and broker-dealers. When enacted, there securities laws did not contemplate the conduct of a securities business through the Internet. Although the SEC has provided guidance on various issues related to the offer and sale of securities and the conduct of a securities business through the Internet, the application of the laws to the conduct of a securities business through the Internet continues to evolve.

EBC Europe is subject to certain Swiss federal and cantonal (state) laws. Securities trading and brokerage in Switzerland, since February 1997, is governed by the provisions of federal law. EBC Europe is regulated by the Swiss Federal Act on Stock Exchanges and Securities Trading, SESTA, and the Ordinance on Stock Exchanges and Securities Trading, which were both effective February 1, 1997. Under these laws EBC Europe must maintain certain equity capital levels. The distribution of equity capital is limited by the Swiss Code of Obligations. In order to transact security trades in Switzerland, EBC Europe currently operates under a B-license, which was granted by the Department of Economy of the Canton of Zurich in July 1996. During fiscal 1999, EBC Europe applied to obtain the necessary securities trader licenses under SESTA. The application was renewed and refiled in fiscal 2000.

Competition

We encounter intense competition in all aspects of the securities business and compete directly with other securities firms, a significant number of which have greater capital and other resources. In addition to competition from firms currently in the securities business, there has recently been increasing competition from other sources, such as commercial banks, Internet companies and insurance companies offering financial services, and from other investment alternatives. We believe that the principal factors affecting competition in the securities industry are the quality and abilities of professional personnel, and the quality, range, and relative prices of services and products offered.

Trademark

The trademark "ShochetOnline!" is registered in the United States. We have also filed for tradename protection regarding the name EarlyBirdCapital. We have been advised by the United States Patent and Trademark Office that an unaffiliated third party also has claimed the name. Although we intend to enforce our rights to the name EarlyBirdCapital, there is no assurance that we will be successful in doing so. If we are forced to cease using the name, we will incur additional expense to change the name and to establish good will with respect to the new name.

Employees

At March 31, 2000, we had a total of 362 full-time employees, including approximately 250 registered representatives. We consider our relationship with our employees to be good.

ITEM 2.  PROPERTIES

Our principal executive office is located at One State Street Plaza, New York, New York, a facility with approximately 48,000 square feet under leases expiring in January 2013. Our subsidiaries currently lease nine additional offices in the United States and one office in Switzerland.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 2000.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

Market Information

Our common stock is traded on the Nasdaq National Market System under the symbol RPII. The following table sets forth the high and low sales prices for our common stock as reported by Nasdaq, for each quarterly period ending January 31, 2000 for the last two fiscal years:

                                                     High             Low
                                                     ----             ----
Fiscal 1999
         First Quarter                              $3.50            $2.38
         Second Quarter                             $3.63            $2.63
         Third Quarter                              $3.06            $1.75
         Fourth Quarter                             $3.13            $1.63

Fiscal 2000
         First Quarter                             $10.00            $1.63
         Second Quarter                             $4.50            $2.34
         Third Quarter                              $3.50            $2.00
         Fourth Quarter                             $5.88            $2.00


On April 25, 2000, the last sale price of the Common Stock as reported by Nasdaq was $2.94.

Holders of Common Stock

On April 25, 2000, there were approximately 80 holders of record of our common stock. We believe there are in excess of 700 beneficial owners of our common stock.

Dividends

To date, we have not paid any dividends on our common stock. The payment of dividends, if any, in the future is within the discretion of the Board of Directors and will depend upon our earnings, its capital requirements and financial condition, and other relevant factors. Our ability to pay dividends in the future also may be restricted by our brokerage subsidiaries' obligations to comply with the net capital requirements imposed on broker-dealers by the SEC and the NASD. We do not intend to declare any dividends in the foreseeable future, but instead intend to retain all earnings for use in our business.

Sales of Unregistered Securities

The following unregistered securities were issued by us during fiscal 2000, which have not been previously reported in our fiscal 2000 reports: (i) options to purchase 285,251 shares of our common stock to various employees of our firm,
(ii) 16,128 shares issued to former employees of our firm upon conversion of our preferred stock and (iii) 82,504 shares issued to our employees. The options are exercisable for a period of up to ten years at prices ranging from $3.13 to $4.00 per share. These options and shares were issued without registration under the Securities Act. The exemption claimed for these issuances is Section 4(2) of the Securities Act.

ITEM 6.  SELECTED FINANCIAL DATA

The following table summarizes five years of consolidated financial data of the Company (in thousands, except per share amounts and other data):

                                                            Year ended January 31,
                                        ------------------------------------------
                                           2000          1999        1998         1997         1996
                                        ----------   ----------   ----------    ---------    -------
Income Statement Data:

Total revenues                          $67,783      $40,607      $43,212       $  67,750  $ 43,019
Total expenses                          $57,039      $47,775      $52,591       $  56,394  $ 36,732
Income (loss) before income taxes       $10,744      $(7,168)     $(9,379)      $  11,356  $  6,287
Income (loss) from continuing
      Operations                        $ 6,822      $(5,889)     $(6,117)      $   6,329  $  3,469
Loss from discontinued
      Operations                        $  (714)     $(1,494)     $  (396)      $       -  $      -
Loss from disposal of
      Discontinued operations           $(1,253)     $     -      $     -       $       -  $      -
Net income (loss)                       $ 4,855      $(7,383)     $(6,513)      $   6,329  $  3,469

Basic earnings (loss)
         per common share
    From continuing operations          $  0.80      $ (0.72)     $ (0.75)      $  0.93    $  0.69
    From discontinued operations        $ (0.23)     $ (0.18)     $ (0.05)      $     -    $     -
    Net earnings (loss)                 $  0.57      $ (0.90)     $ (0.80)      $  0.93    $  0.69
Diluted earnings (loss)
         per common share
    From continuing operations          $  0.79      $ (0.72)     $ (0.75)      $  0.88    $  0.60
    From discontinued operations        $ (0.23)     $ (0.18)     $ (0.05)      $     -    $     -
     Net earnings (loss)                $  0.56      $ (0.90)     $ (0.80)      $  0.88    $  0.60
Weighted average shares
   outstanding - basic                    8,580        8,207        8,114         6,824      5,037
Weighted average shares
   outstanding - diluted                  8,690        8,207        8,114         7,175      5,737

Balance Sheet Data:

Total assets                            $42,200     $ 28,280      $36,972       $51,633    $27,853
Total liabilities (excluding
  Subordinated debt)                    $14,935     $  5,918      $ 8,775       $15,869    $12,143
Subordinated debt                       $   314     $    408      $   576       $   738    $   934
Stockholders' equity                    $26,951     $ 21,954      $27,621       $35,026    $14,776

Other Data:

Ratio of assets to stockholders'
   Equity                                  1.57         1.29         1.34         1.47        1.89
Return on average equity                   19.9%       (29.0%)      (19.9%)       25.0%      26.1%
Pre-tax return on average equity           43.9%       (36.0%)      (30.4%)       44.9%      47.4%
Book value per share                    $  3.12     $   2.61     $   3.41       $ 4.26     $  3.02
Registered representatives                  250          227          253          275         224

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

The following is an analysis of the consolidated results of operations and financial condition of our company, including all of our subsidiaries. It should be read in conjunction with the consolidated financial statements included in
Item 8 of this document.

Business Environment

Our primary business activities, investment banking, online brokerage, securities brokerage, securities trading and merchant banking and asset management, with an emphasis on emerging-growth companies, are subject to general economic and market conditions and volatility of trading markets, specifically the emerging-growth market.

During the year we performed a detailed examination of all of our business units, with specific emphasis on current and future profitability and compatibility with our long-term strategy. As a result of this examination we decided to discontinue our efforts in the On-site Day Trading segment of Shochet Securities and to sell the primary assets of our Institutional and Research segment of Southeast Research Partners. During the year, these business activities incurred $714,000 of operating losses and $1,253,000 of costs associated with disposal and shutdown. These costs are not expected to recur in the future.

As part of the implementation of our strategic plan during the last half of the year we fully committed to the launch of our online brokerage effort, Shochet Online!, through Shochet Securities, and to the launch of our Internet investment banking effort, EarlyBirdCapital.com. Each of these business units launched web enabled business plans during the fourth quarter of fiscal 2000 and the first quarter of fiscal 2001. In support of each of these new business efforts, each of these entities separately raised capital during the first quarter of fiscal 2001. Shochet Holding Corp. raised $9,405,000 of gross proceeds through an initial public offering, while EarlyBirdCapital.com raised $11,000,000 of gross proceeds through a private placement.

Certain revenue and expense amounts in prior years have been reclassified to reflect the impact of the discontinued operations.

Results of any individual period should not be considered representative of future profitability. A significant portion of our expenses are fixed and do not vary with market activity. Substantial fluctuations could occur in our revenues and net income from period to period.

Results of Operations

Year Ended January 31, 2000 vs. Year Ended January 31, 1999

Basic and diluted earnings per share of common stock for the year ended January 31, 2000, were $0.57 and $0.56, respectively, as compared to a loss of $0.90, on both basic and diluted basis, for the year ended January 31, 1999. Earnings from continuing operations for the year ended January 31, 2000 were $0.80 on a basic basis and $0.79 on a diluted basis. For the year ended January 31, 1999 the comparable amounts were a basic and diluted loss of $0.72. The significant turnaround and profitability in the current year was primarily attributable to gains in our investment portfolio and the success of our asset management division.

Revenues

Total revenues increased by $27,176,000, or 67%, to $67,783,000 for the fiscal year, led by significant increases in commission revenues, gains on principal transactions and revenues generated from asset management activities.

Commission revenues increased by $12,098,000, or 34%, to $48,211,000. The increase was primarily attributable to a 33% increase in the number of trades.

Investment banking revenues increased by $1,189,000, or 59%, to $3,192,000. We raised $38 million for our clients in fiscal 2000 through one public offering and five private placements, an increase from fiscal 1999, during which we raised $26 million through 2 public offerings and 2 private placements. The increase in the current year reflected a general receptivity to the financing of early-stage companies, particularly in the private marketplace.

Revenues from principal transactions increased by $7,726,000, from a loss of $1,144,000 in the prior year to a gain of $6,582,000 in the current year. This increase was primarily due to a gain of $6,196,000 in the investment account.

Asset management activities generated revenues of $6,933,000, compared to $741,000 in the prior year, reflecting an 836% increase. This increase was directly attributable to the investment results of Dalewood Associates LP. We recognized $3,669,000 of gains in our partnership interest in the partnership and $3,264,000 in incentive performance and management fees.

Interest income increased by $343,000, or 28%, to $1,588,000, primarily due to increased customer margin credit balances.

Other revenues decreased by $372,000 or 23%, to $1,277,000, primarily as a result of a one-time gain on the sale of GKN Asset Management reflected in the prior year.

Expenses

Total expenses for fiscal 2000 were $57,039,000, a 19% increase over fiscal 1999. Total expenses as a percentage of revenues decreased to 84% from 118%. The increase in expenses for fiscal 2000 was primarily attributable to an increase in compensation & benefit expenses and professional fees, partially offset by decreases in communication, occupancy & equipment, and business development expenses.

Compensation and benefit expense increased by $8,526,000, or 29%, to $38,386,000. These expenses are primarily variable as commissions to brokers are paid as a percentage of commission revenues generated. The expense increase in fiscal 2000 is consistent with the increase in commission revenues.

Communications expenses decreased by $548,000, or 14%, to $3,470,000. This decrease was primarily a result of decreased costs of obtaining market data services.

Brokerage clearing and exchange fees increased by $193,000 or 7%, to $3,032,000. This increase was primarily attributable to the increase in trade volume for the year.

Occupancy & equipment expense decreased by $377,000, or 7%, to $4,660,000. The decrease was caused by lower equipment and repair costs.

Business development expense decreased by $419,000, or 28%, to $1,072,000. This decrease was attributable to a general decrease in promotional and developmental activities.

Professional fees increased by $1,248,000, or 65%, to $3,161,000. This increase was mainly as a result of costs associated with expanding the firm's business, complying with regulatory requirements, and supporting the firm's technological infrastructure.

Other expenses increased by $641,000, or 24%, to $3,258,000 primarily due to increased errors caused by more volatile markets and an increase in legal reserves caused by an increase in the number and size of arbitrations.

Income taxes

For the year ended January 31, 2000, we recognized a total tax provision of $4,054,000. $3,922,000 was attributable to income generated from continuing operations, $503,000 was related to the disposal of the Institutional and Research segment, while a benefit of $371,000 was generated by the loss from the operations of discontinued operations. This compares to a $1,788,000 tax benefit recognized in the prior year, of which $1,279,000 was recognized based on losses from continuing operations and $509,000 was the result of discontinued operations.

Discontinued operations

During the second quarter of fiscal 2000, management discontinued the operations of the On-site Day Trading and Institutional and Research segments of our business. Losses from the discontinuation of these segments were estimated and recorded at the date of discontinuance or disposal. The loss recognized on the sale of the Institutional and Research segment was $1,253,000, which includes income tax expense of $503,000. There were no comparable losses on disposal in the prior year. Losses from the operations of the discontinued businesses were $714,000, net of income tax benefit of $371,000, in the current year, compared to losses of $1,494,000, net of income tax benefit of $509,000, in the prior year. Management expects that these were one-time losses and that they will not reoccur.

Weighed average common shares outstanding

The average numbers of common shares and common stock equivalents used in the computation of basic and diluted earnings per share were 8,579,559 and 8,689,729, respectively, in fiscal 2000, as compared to 8,206,652 for both basic and diluted computations in fiscal 1999.

Year Ended January 31, 1999 vs. Year Ended January 31, 1998

Basic and diluted loss per share of common stock for the year ended January 31, 1999, was $0.90 as compared to $0.80 for the year ended January 31, 1998. Per share loss amounts relating to continuing operations were $0.72, while discontinued operations generated a loss of $0.18. Comparable amounts in fiscal 1998 were losses of $0.75 and $0.05, respectively. The significant loss in the current year was primarily attributable to operations of several business activities that have subsequently been terminated and we were unable to recognize certain tax benefits.

Revenues

Total revenues decreased by $2,605,000, or 6%, to $40,607,000 for the fiscal year, led by significant decreases in investment banking revenue and gains from principal transactions, offset by increases in commissions and other revenues.

Commission revenues increased by $2,247,000, or 7%, to $36,113,000. The increase was primarily attributable to an increase in the number of trades, offset by a decrease in average commissions per trade.

Investment banking revenues decreased by $3,605,000, or 64%, to $2,003,000. We raised $26 million for our clients in fiscal 1999 through 2 public offerings and 2 private placements, a decrease from fiscal 1998, during which we raised $113 million through six public offerings and seven private placements. The decrease in the current year reflected the general reduction of IPO market activity during the second half of the year.

Revenues from principal transactions decreased by $2,656,000, as we recognized a loss of $1,144,000 compared to a gain of $1,512,000 in the prior year. This decrease was primarily due to a decline in revenues from the investment account of $1,500,000.

Asset management activities generated revenues of $741,000, compared to $83,000 in the prior year, reflecting an 793% increase. This increase was directly attributable to the investment results of Dalewood Associates LP.

Interest income decreased by $94,000, or 7%, to $1,245,000, primarily due to lower interest rates.

Other revenues increased by $845,000 or 105%, to $1,649,000, primarily as a result of a gain on the sale of GKN Asset Management AG, one of our Swiss subsidiaries.

Expenses

Total expenses for fiscal 1999 were $47,775,000, a 9% decrease over fiscal 1998. Total expenses as a percentage of revenues decreased to 118% from 122%. The decrease in expenses was generated by decreases in compensation & benefits, investigations and settlements, and other expenses, partially offset by an increase in occupancy & equipment expenses and professional fees.

Compensation and benefit expense decreased by $1,600,000, or 5%, to $29,860,000. These expenses are primarily variable as commissions to brokers are paid as a percentage of commission revenues generated. The expense decrease in fiscal 1999 was primarily generated through a concerted effort by us to reduce fixed compensation costs.

Communications expenses decreased by $86,000, or 2%, to $4,018,000. This decrease was primarily a result of concerted cost control efforts.

Brokerage clearing and exchange fees increased by $115,000 or 4%, to $2,839,000. This increase was primarily attributable to the increase in trade volume for the year.

Occupancy expense increased by $1,875,000, or 59%, to $5,037,000. The increase was primarily caused by the move of our headquarters and the investment made to upgrade our technological infrastructure.

Business development expense increased by $128,000, or 9%, to $1,491,000. This increase was attributable to increased promotional and consulting expenses.

Professional fees increased by $200,000, or 12%, to $1,913,000. This increase was mainly as a result of costs associated with expanding the firm's business, complying with regulatory requirements, and supporting the firm's technological infrastructure.

Investigations and settlement expenses were eliminated as the prior regulatory investigatory matters have been settled.

Other expenses decreased by $3,188,000, or 55%, to $2,617,000 primarily due to decreased write-off of recruiting payments to brokers offset by increased reserve for potential litigation.

Weighed average common shares outstanding

The average numbers of common shares and common stock equivalents used in the computation of basic and diluted earnings per share were 8,206,652 in fiscal 1999 compared with 8,114,245 in fiscal 1998.

Liquidity and Capital Resources

Approximately 54% of our assets at January 31, 2000 were highly liquid, consisting primarily of cash and cash equivalents, securities inventories and receivables from other broker-dealers, all of which fluctuate depending upon the levels of customer business and trading activity. Receivables from broker-dealers, which are primarily from our clearing broker, turn over rapidly. As a securities dealer, we may carry significant levels of securities inventories to meet customer needs. Our inventory of market-making securities is readily marketable; however, holding large blocks of the same security may limit liquidity and prevent realization of full market value for the securities. Securities owned, but not readily marketable, represent underwriter warrants and the securities underlying such warrants. The liquidity of these securities is limited. Additionally, approximately 20% of our assets are held in investments that are primarily an investment in Dalewood Associates LP, which we could liquidate, if necessary. A relatively small percentage of our total assets are fixed. The total assets or the individual components of total assets may vary significantly from period to period because of changes relating to customer demand, economic and market conditions, and proprietary trading strategies.

Our brokerage subsidiaries, GKN Securities, EarlyBirdCapital, Inc. and Shochet Securities, are subject to the net capital rules of the NASD and SEC. As such, we are subject to certain restrictions on the use of capital. GKN Securities' net capital position as of January 31, 2000, was $6,343,000, which was $6,093,000 in excess of its net capital requirement. EarlyBirdCapital, Inc.'s net capital position as of January 31, 2000, was $93,000, which was $7,000 in deficit of its net capital requirement. This deficit was covered in February 2000. Shochet Securities' net capital position as of January 31, 2000, was $195,000, which was $95,000 in excess of its net capital requirement.

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

Our subsidiaries have also raised capital through the sale of their securities. In February 2000, EarlyBirdCapital, our majority owned subsidiary which wholly-owns EBCapital (Europe) AG, Dalewood Associates, Inc. and
EarlyBirdCapital, Inc. (the Internet investment bank), raised $11 million through the sale of its preferred stock to a combination of venture capital sources and individual investors. In March 2000, Shochet Holding Corp. completed its initial public offering raising $9,405,000 of gross proceeds.

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

o    the demand for investment banking services

o    the level and volatility of interest rates

o    the availability of credit

o    legislation affecting the business and financial communities, and

o    the economy in general.

For a more complete discussion of these and other factors, see the considerations set forth in Exhibit 99 attached hereto. We have no obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of these statements.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    RESEARCH PARTNERS INTERNATIONAL, INC.
                             AND SUBSIDIARIES

              Consolidated Statements of Financial Condition


                                                                                  January 31,
                                                                                 ----------------------------------
     Assets                                                                           2000               1999
                                                                                 ---------------    ---------------
Cash and cash equivalents                                                   $       7,747,000         10,553,000
Receivable from brokers and dealers                                                12,216,000          2,251,000
Securities owned, at market value                                                   2,918,000          1,695,000
Securities owned, not readily marketable, at fair value                             2,355,000            955,000
Investment in affiliate                                                             5,248,000          1,627,000
Investment fees receivable                                                          3,253,000            453,000
Office furniture, equipment and leasehold improvements, net                         2,529,000          2,088,000
Goodwill, net                                                                       1,592,000          3,681,000
Loans receivable                                                                      987,000          1,563,000
Income taxes receivable                                                               576,000          1,909,000
Other assets                                                                        2,779,000          1,505,000
                                                                                 ---------------    ---------------

                  Total assets                                              $      42,200,000         28,280,000
                                                                                 ===============    ===============


                   Liabilities and Stockholders' Equity

Liabilities:
    Securities sold, not yet purchased, at market value                     $       1,677,000            506,000
    Commissions payable                                                             3,045,000          2,658,000
    Income taxes payable                                                            1,028,000                --
    Deferred tax liability                                                          3,145,000             29,000
    Accrued expenses and other liabilities                                          6,040,000          2,725,000
                                                                                 ---------------    ---------------
                                                                                   14,935,000          5,918,000

Liability subordinated to the claims for general creditors                            314,000            408,000
                                                                                 ---------------    ---------------

                  Total liabilities                                                15,249,000          6,326,000
                                                                                 ---------------    ---------------

Stockholders' equity:
    Series A preferred stock, $.10 par value; 1,200,000 authorized;
       0 and 1,140,000 shares issued and outstanding, respectively                        --             114,000
    Common stock, $.0001 par value; 35,000,000 shares authorized;
       9,209,875 shares issued; 8,629,213 and 8,410,899 shares
       outstanding, respectively                                                        1,000              1,000
    Additional paid-in capital                                                     20,342,000         21,022,000
    Retained earnings                                                               9,206,000          4,351,000
    Accumulated other comprehensive loss                                              (51,000)           (18,000)
                                                                                 ---------------    ---------------
                                                                                   29,498,000         25,470,000

Less treasury stock, at cost: 580,662 and 798,796 shares respectively              (2,547,000)        (3,516,000)
                                                                                 ---------------    ---------------

                  Total stockholders' equity                                       26,951,000         21,954,000
                                                                                 ---------------    ---------------

                  Total liabilities and stockholders' equity                $      42,200,000         28,280,000
                                                                                 ===============    ===============

See accompanying notes to consolidated financial statements.

                 RESEARCH PARTNERS INTERNATIONAL, INC.
                           AND SUBSIDIARIES

                 Consolidated Statements of Operations

                                                                             Year ended January 31,
                                                                           --------------------------------------------
                                                                               2000           1999           1998
                                                                           -------------  -------------  --------------
Revenues:
    Commissions                                                         $  48,211,000     36,113,000      33,866,000
    Investment banking                                                      3,192,000      2,003,000       5,608,000
    Principal transactions                                                  6,582,000     (1,144,000)      1,512,000
    Equity in earnings of unconsolidated affiliates                         3,669,000        288,000          45,000
    Asset management fees                                                   3,264,000        453,000          38,000
    Interest                                                                1,588,000      1,245,000       1,339,000
    Other                                                                   1,277,000      1,649,000         804,000
                                                                           -------------  -------------  --------------

                Total revenues                                             67,783,000     40,607,000      43,212,000
                                                                           -------------  -------------  --------------

Expenses:
    Compensation benefits                                                  38,386,000     29,860,000      31,460,000
    Communication                                                           3,470,000      4,018,000       4,104,000
    Brokerage, clearing and exchange fees                                   3,032,000      2,839,000       2,724,000
    Occupancy and equipment                                                 4,660,000      5,037,000       3,162,000
    Business development                                                    1,072,000      1,491,000       1,363,000
    Professional fees                                                       3,161,000      1,913,000       1,713,000
    Investigations and settlements                                                --             --        2,260,000
    Other                                                                   3,258,000      2,617,000       5,805,000
                                                                           -------------  -------------  --------------

                Total expenses                                             57,039,000     47,775,000      52,591,000
                                                                           -------------  -------------  --------------

                Income (loss) before income taxes                          10,744,000     (7,168,000)     (9,379,000)

Income tax expense (benefit)                                                3,922,000     (1,279,000)     (3,262,000)
                                                                           -------------  -------------  --------------

                Income (loss) from continuing operations                    6,822,000     (5,889,000)     (6,117,000)
                                                                           -------------  -------------  --------------

Discontinued operations:
    Loss from operations of the discontinued Institutional and
      Research segment and On-site Day Trading segment, net of
      income tax benefit of $371,000, $509,000, and $181,000, respectively   (714,000)    (1,494,000)       (396,000)

    Loss from disposal of the Institutional and Research segment,
      net of income tax expense of $503,000                                (1,253,000)           --               --
                                                                           -------------  -------------  --------------

                Net income (loss)                                       $   4,855,000     (7,383,000)     (6,513,000)
                                                                           =============  =============  ==============

Basic (loss) earnings per common share:
    Earnings (loss) from continuing operations                          $        0.80          (0.72)          (0.75)
                                                                           =============  =============  ==============
    (Loss) from discontinued operations                                 $       (0.23)         (0.18)          (0.05)
                                                                           =============  =============  ==============
    Net earnings (loss)                                                 $        0.57          (0.90)          (0.80)
                                                                           =============  =============  ==============

Diluted (loss) earnings per common share:
    Earnings (loss) from continuing operations                          $        0.79          (0.72)          (0.75)
                                                                           =============  =============  ==============
    (Loss) from discontinued operations                                 $       (0.23)         (0.18)          (0.05)
                                                                           =============  =============  ==============
    Net earnings (loss)                                                 $        0.56          (0.90)          (0.80)
                                                                           =============  =============  ==============

Weighted average common shares outstanding - basic                          8,579,559      8,206,652       8,114,245
                                                                           =============  =============  ==============

Weighted average common shares outstanding - diluted                          8,689,729      8,206,652       8,114,425
                                                                           =============  =============  ==============

See accompanying notes to consolidated financial statements.

                      RESEARCH PARTNERS INTERNATIONAL, INC.
                                AND SUBSIDIARIES

           Consolidated Statements of Changes in Stockholders' Equity

                   Years ended January 31, 2000, 1999 and 1998


                                                                                    Accumulated
                          Preferred stock     Common stock    Additional               other       Treasury stock
                          --------------- ------------------   paid-in    Retained  comprehensive -------------------
                          Shares  Amount    Shares    Amount   capital    earnings     income     Shares       Amount       Total
                          ------  ------- --------- -------- ----------- ---------- ----------- --------- -------------  ----------
Balance at
 January 31, 1997          --  $     --   9,217,875 $ 1,000   19,931,000 18,247,000  (3,000)    (992,363) $ (3,150,000)  35,026,000

Net loss                   --        --          --      --           -- (6,513,000)     --           --            --   (6,513,000)
Stock issued for
 acquisition        1,140,000   114,000          --      --    1,376,000         --      --      152,000       482,000    1,972,000
Stock issued -
 compensation
 plan                      --        --          --      --   (1,193,000)        --      --      288,944     1,193,000           --
Amortization of
 unearned
 compensation              --        --          --      --      545,000         --      --           --            --      545,000
Stock options
 exercised                 --        --          --      --      (45,000)        --      --       34,443       124,000       79,000
Note receivable
 forgiven                  --        --          --      --      100,000         --      --           --            --      100,000
Retirement of
 stock                     --        --      (8,000)     --           --         --      --        8,000        35,000       35,000
Purchase of
 treasury stock            --        --          --      --           --         --      --     (605,000)   (3,586,000)  (3,586,000)
Translation
 adjustment                --        --          --      --           --         -- (33,000)          --            --      (33,000)
Other                      --        --          --      --       (4,000)        --      --           --            --       (4,000)
                    ---------  -------- -----------  ------  ----------- --------- -------- ----------- ------------- -------------
Balance at
 January 31, 1998   1,140,000   114,000   9,209,875   1,000   20,710,000 11,734,000 (36,000)  (1,113,976)  (4,902,000)   27,621,000

Net loss                   --        --          --      --           -- (7,383,000)    --            --           --    (7,383,000)
Stock issued -
 compensation
 plan                      --        --          --      --       (6,000)        --     --        15,000       66,000        60,000
Stock issued -
 sale                      --        --          --      --     (270,000)        --     --       300,000    1,320,000     1,050,000
Amortization of
 unearned
 compensation              --        --          --      --      588,000         --     --            --           --       588,000
Translation
 adjustment                --        --          --      --           --         -- 18,000            --           --        18,000
                    ---------  -------- -----------  ------  ----------- ---------- -------- ----------- ------------- -------------
Balance at
 January 31, 1999   1,140,000   114,000   9,209,875   1,000   21,022,000  4,351,000(18,000)     (798,976)  (3,516,000)   21,954,000

Net income                 --        --          --      --           --  4,855,000     --            --           --     4,855,000
Starting bonuses
 awarded                   --        --          --      --     (147,000)        --     --        79,746      351,000       204,000
Stock options
 exercised                 --        --          --      --     (109,000)        --     --        66,631      294,000       185,000
Forfeitures of
 stocks issued -
 compensation plan         --        --          --      --      112,000         --     --       (27,046)    (112,000)           --
Stock issued -
 deferred
 compensation plan         --        --          --      --      (93,000)        --     --        34,676      153,000        60,000
Stock issued -
 401(k) plan               --        --          --      --     (131,000)        --     --        48,179      212,000        81,000
Preferred stock
 conversion          (100,800)  (10,000)         --      --      (61,000)        --     --        16,128       71,000            --
Cancellation of
 preferred stock   (1,039,200) (104,000)         --      --     (894,000)        --     --            --           --      (998,000)
Note receivable
 paid                      --        --          --      --      121,000         --     --            --           --       121,000
Amortization of
 unearned
 compensation              --        --          --      --      522,000         --     --            --           --       522,000
Translation
 adjustment                --        --          --      --           --         --(33,000)           --           --       (33,000)
                    ---------  -------- -----------  ------  ----------- ---------- -------- ----------- ------------- -------------
Balance at
 January 31, 2000          -- $      --   9,209,875 $ 1,000   20,342,000  9,206,000(51,000)    (580,662) $ (2,547,000)   26,951,000
                    =========  ======== =========== =======  ===================== ========  ==========  ============  ============

See accompanying notes to consolidated financial statements.

                      RESEARCH PARTNERS INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                                                               Years ended January 31,
                                                            ------------------------------------------------
                                                                2000             1999             1998
                                                            --------------  ---------------  ---------------
Operating activities:
    Net (loss) income                                    $    4,855,000         (7,383,000)      (6,513,000)
    Adjustments to reconcile net (loss) income to net
      cash provided by (used in) operating activities:
         Depreciation and amortization                          590,000            790,000          724,000
         Equity in earnings of unconsolidated affiliates     (3,669,000)          (288,000)         (45,000)
         Deferred taxes                                              --           (207,000)        (338,000)
         Loss (gain) on sale of subsidiaries                    750,000           (599,000)              --
         Translation of adjustment                              (33,000)            18,000          (33,000)
         Other                                                       --            657,000          682,000
                                                            --------------  ---------------  ---------------
                                                              2,493,000         (7,012,000)      (5,523,000)

    (Increase) decrease in operating assets:
      Investment management fees receivable                  (2,800,000)          (453,000)         (38,000)
      Receivable from brokers and dealers                    (9,965,000)        (1,355,000)       9,115,000
      Securities owned, at market value                      (1,223,000)         8,459,000        4,623,000
      Securities owned, not readily marketable               (1,400,000)           488,000          (78,000)
      Loans receivable                                          432,000           (159,000)          47,000
      Income taxes receivable                                 1,333,000          1,635,000       (3,544,000)
      Other assets                                           (1,347,000)           843,000         (624,000)
    Increase (decrease) in operating liabilities:
      Securities sold, not yet purchased                      1,171,000         (1,814,000)      (4,687,000)
      Commissions payable                                       387,000          1,217,000       (1,382,000)
      Income taxes payable                                    1,028,000         (1,796,000)         387,000
      Deferred tax liability                                  3,116,000                 --         (252,000)
      Accrued expenses and other liabilities                  3,315,000           (305,000)      (2,246,000)
                                                            --------------  ---------------  ---------------

                 Net cash provided by (used in)
                    operating activities                     (3,460,000)          (252,000)      (4,202,000)
                                                            --------------  ---------------  ---------------

Investing activities:
    Purchase of office furniture, equipment and
      leasehold improvements                                 (1,134,000)          (989,000)        (731,000)
    Investment in limited partnership                                --                 --         (903,000)
    Liquidation of investment in limited partnership             48,000          2,301,000               --
    Acquisition, net of cash acquired                                --                 --         (176,000)
    Sale of subsidiary, net of cash sold                        875,000            666,000               --
    Goodwill resulting from acquisition                              --           (158,000)         (36,000)
                                                            --------------  ---------------  ---------------

                 Net cash provided by (used in)
                    investing activities                       (211,000)         1,820,000       (1,846,000)
                                                            --------------  ---------------  ---------------

Financing activities:
    Issuance of common stock for preferred stock
      conversion                                                (10,000)                --           75,000
    Sale (purchase) of treasury stock                           969,000          1,050,000       (3,586,000)
    Repayment of subordinated debt                              (94,000)          (176,000)        (186,000)
                                                            --------------  ---------------  ---------------

                 Net cash provided by (used in)
                    financing activities                        865,000            874,000       (3,697,000)
                                                            --------------  ---------------  ---------------

                 Net increase (decrease) in cash and
                    cash equivalents                         (2,806,000)         2,442,000       (9,745,000)

Cash and cash equivalents at beginning of year               10,553,000          8,111,000       17,856,000
                                                            --------------  ---------------  ---------------

Cash and cash equivalents at end of year                 $    7,747,000         10,553,000        8,111,000
                                                            ==============  ===============  ===============

See accompanying notes to consolidated financial statements.

                      RESEARCH PARTNERS INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        January 31, 2000, 1999 and 1998

(1)  Organization

     The consolidated financial statements include the activities of Research Partners International, Inc., and its subsidiaries (the "Company"). The Company is primarily engaged in the following segments: full service retail, discounted retail securities brokerage and asset management services. These segments provide the following services: securities brokerage, research, investment banking, trading services for individuals, institutions and corporations, and asset management services through the Company's wholly owned subsidiaries. During fiscal 2000, the Company discontinued its Institutional and Research business segment.

     All significant intercompany accounts and transactions are eliminated in consolidation. Where appropriate, prior year amounts have been reclassified to conform to the current year presentation.

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

(2)  Summary of Significant Accounting Policies

     Fair Value of Financial Instruments

     Substantially all of the Company's financial assets and liabilities are carried at market or fair values or at amounts which approximate current fair value due to their short-term nature.

     Cash and Cash Equivalents

     Cash equivalents are highly liquid securities with maturities of three months or less when purchased.

     Receivables from Brokers and Dealers

     Receivables from brokers and dealers consist primarily of amounts due from the Company's clearing organization, which provides clearing and depository services for brokerage transactions on a fully disclosed basis.

                      RESEARCH PARTNERS INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        January 31, 2000, 1999 and 1998


(2)  Summary of Significant Accounting Policies--(Continued)

     Securities

     Securities transactions and the related revenues and expenses, including commission revenues and expenses, are recorded on a trade-date basis. Securities owned and securities sold, not yet purchased, consist primarily of equities and are stated at quoted market values. Securities owned, not readily marketable, consist primarily of warrants and are stated at management's estimate of fair value based on a percentage of the underlying securities. Unrealized gains and losses are included in revenues from principal transactions.

     Investments in affiliates

     Investments consist primarily of investments in limited partnerships, which are accounted for using the equity method.

     Depreciation and Amortization

     Office furniture, equipment and leasehold improvements are stated at cost, net of accumulated depreciation and amortization of $2,671,000 and $2,378,000 at January 31, 2000 and 1999, respectively. Office furniture and equipment are depreciated using either an accelerated method or a straight-line method, where applicable, over the estimated useful lives. Leasehold improvements are amortized over the lesser of the life of the lease or estimated useful life of the improvement.

     Goodwill

     Goodwill represents the excess of the purchase price over the net assets acquired upon the Company's acquisition of Shochet Securities, Inc. ("Shochet") in November 1995, Dalewood Associates, Inc. ("Dalewood") in December 1996, Southeast Research Partners, Inc. ("Southeast") in March 1997 and a small business acquisition in May 1998. The goodwill is being amortized over 25 years on a straight-line basis. Accumulated amortization was $295,000 and $383,000 at January 31, 2000 and 1999, respectively. Management reviews goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

     Investment Banking Fees

     Investment banking management and underwriting fee revenues are recognized when the deal is complete and the income is reasonably determinable.

                      RESEARCH PARTNERS INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        January 31, 2000, 1999 and 1998


(2)  Summary of Significant Accounting Policies--(Continued)

     Stock-Based Compensation

     The Company uses the intrinsic value method to account for stock-based employee compensation plans. Under this method, compensation cost is recognized for stock option awards only if the quoted market price (or estimated fair market value of the stock prior to the stock becoming publicly traded) is greater than the amount the employee must pay to acquire the stock. Pro forma disclosures required by SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), based on the fair value-based method are presented in note 11.

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

(3)  Business Acquisitions, Divestitures and Discontinued Operations

     On March 13, 1997, the Company acquired all of the outstanding stock of Southeast for $499,000 in cash, 152,000 shares of common stock and 1,140,000 shares of Series A Preferred Stock. This preferred stock was authorized by the Company's Board of Directors on March 3, 1997. Southeast is a research and institutional brokerage boutique, located in Boca Raton, Florida, which maintains research coverage primarily focused on small and mid capitalization companies located in the Southeastern United States.

     On October 1, 1998, the Company sold its 60% majority owned ownership interest in one of its Swiss subsidiaries, GKN Asset Management AG to a Swiss investor for 1,000,000 Swiss francs, or $728,000. The Company recognized a gain of $599,000 on the sale, which is included in other income in the accompanying consolidated statement of operations for the year ended January 31, 1999.

     On December 31, 1998, the Company reduced its investment in Dalewood Associates, LP. The reduction resulted in no gain or loss.

                      RESEARCH PARTNERS INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        January 31, 2000, 1999 and 1998


(3)  Business Acquisitions, Divestitures and Discontinued
     Operations--(Continued)

     On June 25, 1999, the Company discontinued the operations of its Institutional and Research segment and sold certain assets, including the name "Southeast Research Partners, Inc.," of the discontinued segment, to Ryan Beck & Co., Inc., a subsidiary of BankAtlantic Bancorp., Inc., a publicly held thrift holding company for $1,914,000. Proceeds from the sale consist of $875,000 in cash and 1,039,200 shares of Series A Preferred Stock with a stated value of $1,039,200. The Company recognized a loss of $750,000 and $1,253,000 before and after tax, respectively. Southeast was then renamed EarlyBirdCapital.com, Inc. ("EarlyBird").

     During the quarter ended July 31, 1999, the Company discontinued the operations of the On-site Day Trading segment, which had previously been included in the results of the Discounted Retail segment. The segment had $153,000 and $78,000 in gross revenues for the years ended January 31, 2000 and 1999, respectively.

(4)  Related Party Transactions

     Loans receivable from officers and employees of the Company were included in loans receivable at January 31, 2000 and 1999, respectively. Loans receivable from officers were $82,000 and $169,000 in 2000, and 1999, respectively. Receivables representing advances to brokers in anticipation of their continued employment and generation of commission revenue in accordance with loan agreements were $940,000 in 2000 and $1,065,000 in 1999. The brokers are liable to the Company for the advances until the minimum employment period is completed and the specified commission revenue is generated. The advances are not collateralized and do not bear interest.

     The advances are amortized to compensation expense over the life of the loan agreements, which ranged from periods of one to five years at January 31, 2000 and 1999, respectively. Receivables from current employees were $169,000 and $307,000 at January 31, 2000 and 1999, respectively.

     An allowance for losses is established for those receivables whose collection is considered doubtful. At January 31, 2000 and 1999, this allowance totaled $531,000 and $209,000, respectively.

                      RESEARCH PARTNERS INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        January 31, 2000, 1999 and 1998


(5)  Segment and Geographic Area Data and Discontinued Operations

     The Company has adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", which establishes standards for the reporting and display of information about operating segments. In prior years, the Company operated in three principal segments: Full Service Retail, Institutional and Research and Discounted Retail Brokerage. In fiscal 2000, the Company sold its Institutional and Research segment; hence for fiscal 2000, that segment is no longer applicable. Additionally, in the current year, the Company's Asset Management business became significant, thereby requiring disclosure as a segment in fiscal 2000. Each segment is managed separately based on types of products and services offered and the related client bases. The Company evaluates the performance of its segments based primarily on income before income taxes.

     |X| Full Service Retail - provides full service securities brokerage and trading services, through GKN Securities Corp. ("GKN"), to clientele which primarily consists of individuals who invest in OTC equity securities.

     |X| Discount Retail - provides full service discount brokerage services, through Shochet, to a clientele consisting primarily of retired individuals who invest in exchange-listed equity securities, fixed income securities and mutual funds.

     |X| Asset Management - provides asset management services to investors through Dalewood Associates, Inc., the general partner of Dalewood Associates, L.P. Dalewood Associates, L.P. is a private partnership which invests primarily in venture stage, pre-IPO companies.

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

                      RESEARCH PARTNERS INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        January 31, 2000, 1999 and 1998

                                       GKN Sec. Full    Discounted       Asset          Eliminations
                                       Service Retail     Retail      Management        and all other      Total
                                     --------------------------------------------------------------------------------
January 31, 2000:
Revenues from external sources   $      48,012,000      7,337,000       6,942,000         3,904,000       66,195,000
Net intersegment revenues                  488,000              -               -          (488,000)               -
Net interest revenue                       661,000        775,000               -           152,000        1,588,000
Depreciation and amortization              217,000        118,000               -           255,000          590,000
Income (loss) before income taxes        2,039,000       (244,000)      6,632,000         2,317,000       10,744,000

Segment assets                   $      21,274,000      4,321,000       8,123,000         8,482,000       42,200,000
                                     ==============   ============   =============    ==============   ==============
Expenditures for long-lived asset$         271,000        160,000               -           703,000        1,134,000
                                     ==============   ============   =============    ==============   ==============

January 31, 1999:
Revenues from external sources   $      28,864,000      7,151,000         742,000         2,605,000       39,362,000
Net intersegment revenues                  523,000              -               -          (523,000)               -
Net interest revenue                       507,000        602,000               -           136,000        1,245,000
Depreciation and amortization              329,000        212,000               -            31,000          572,000
Income (loss) before income taxes       (9,263,000)       100,000         740,000         1,255,000       (7,168,000)

Segment assets                   $      11,427,000      3,915,000       1,518,000        11,420,000       28,280,000
                                     ==============   ============   =============    ==============   ==============
Expenditures for long-lived asset$         337,000        572,000               -           238,000        1,147,000
                                     ==============   ============   =============    ==============   ==============

January 31, 1998:
Revenues from external sources   $      34,342,000      6,023,000          83,000         1,516,000       41,964,000
Net intersegment revenues                  318,000              -               -          (318,000)               -
Net interest revenue                       470,000        584,000               -           194,000        1,248,000
Depreciation and amortization              369,000        172,000               -            10,000          551,000
Income (loss) before income taxes       (9,891,000)       122,000          82,000           308,000       (9,379,000)

Segment assets                   $      21,405,000      3,422,000         861,000        11,284,000       36,972,000
                                     ==============   ============   =============    ==============   ==============
Expenditures for long-lived asset$          89,000         40,000               -           638,000          767,000
                                     ==============   ============   =============    ==============   ==============

                      RESEARCH PARTNERS INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        January 31, 2000, 1999 and 1998


(5)  Segment and Geographic Area Data and Discontinued Operations--(Continued)

     The following is a reconciliation of the Company's reported segment revenues, (loss) income before provision for income taxes and segment assets to the Company's consolidated totals:

                                                                           For the year ended January 31,
                                                             ----------------- -- ----------------- -- -----------------
                                                                   2000                 1999                 1998
                                                             -----------------    -----------------    -----------------
        Revenues:
            Total net revenues for reported
               segments                                 $        57,273,000          37,647,000           41,737,000
            All other revenues                                   15,567,000           4,207,000            2,190,000
            Consolidation (elimination)                          (5,057,000)         (1,247,000)            (715,000)
                                                            -----------------    -----------------    -----------------
                  Total consolidated net
                     revenues                           $        67,783,000          40,607,000           43,212,000
                                                             =================    =================    =================
        Income (loss) before provision for
            income taxes:
               Total income (loss) for reported
                  segments                              $         1,795,000          (9,163,000)          (9,769,000)
               All other income                                  14,004,000           2,106,000              249,000
               Consolidation (elimination)                       (5,055,000)           (111,000)             141,000
                                                             -----------------    -----------------    -----------------
                  Total (loss) income before
                     provision for income taxes         $        10,744,000          (7,168,000)          (9,379,000)
                                                             =================    =================    =================
        Segment assets:
            Total assets for reported segments          $        25,595,000          15,342,000           24,827,000
            All other assets                                     17,943,000          18,739,000           20,013,000
            Consolidation (elimination)                          (1,338,000)         (5,801,000)          (7,868,000)
                                                             -----------------    -----------------    -----------------
                  Total segment assets                  $        42,200,000          28,280,000           36,972,000
                                                             =================    =================    =================

     The Company's principal operations are located in the United States. The Company maintains an office in Europe. Gross revenues from operations in Europe represent less than 4% of the Company's overall revenues.

                      RESEARCH PARTNERS INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        January 31, 2000, 1999 and 1998

(6)  Commitments and Contingencies

     The Company leases office facilities and equipment under noncancelable operating leases. Certain leases have renewal options and clauses for escalation and operating cost adjustments. At January 31, 2000, future minimum rental commitments under such leases were as follows for the fiscal years ending January 31st:

                                         Year ending
                                         January 31,                   Amount
                                   -------------------------      -------------

                                        2001                 $        3,281,000
                                        2002                          3,004,000
                                        2003                          2,912,000
                                        2004                          2,240,000
                                        2005                          2,005,000
                                        Thereafter                   12,651,000
                                                                  --------------

                                              Total          $       26,093,000
                                                                  ==============

     Total rent expense was $2,455,000, $3,082,000 and $2,211,000 in fiscal years 2000, 1999 and 1998, respectively.

     The Company's broker-dealer subsidiaries are involved in various other legal proceedings arising from its securities activities. Management believes that resolution of these proceedings will have no material adverse effect on the Company's consolidated financial position or results of operations.

(7)  Employee Benefits

     The Company has a defined contribution plan (the "Defined Plan"), covering substantially all employees meeting certain eligibility requirements. Prior to May 1, 1996, Shochet employees were covered by a separate 401(k) plan. The Company makes discretionary matching contributions to the Defined Plan annually, which amounted to $153,000, $170,000 and $79,000 for fiscal years 2000, 1999 and 1998, respectively.

                      RESEARCH PARTNERS INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        January 31, 2000, 1999 and 1998


(8)  Income Taxes

     The components of income tax (benefit) expense were as follows for the fiscal years ended January 31st:

                                                                   2000                 1999                 1998
                                                             -----------------    -----------------    -----------------
        Current
            Federal                                     $           373,000          (1,184,000)          (3,142,000)
            State and local                                         433,000             112,000              218,000
                                                             -----------------    -----------------    -----------------
                                                                    806,000          (1,072,000)          (2,924,000)
        Deferred                                                  3,116,000            (207,000)            (338,000)
                                                             -----------------    -----------------    -----------------

                                                        $         3,922,000          (1,279,000)          (3,262,000)
                                                             =================    =================    =================

     The effective tax rates reflected in the consolidated financial statements differ from the statutory federal income tax rate as follows:

                                                                   2000                 1999                 1998
                                                             -----------------    -----------------    -----------------
        Statutory tax rate                                           34.0%              34.0%                 34.0%
        State and local taxes, net of federal tax
            benefit                                                  10.2                1.8                   1.4
        Change in valuation allowance                                 --               (26.6)                 (4.5)
        Other                                                        (7.8)               8.6                   3.9
                                                             -----------------    -----------------    -----------------

                         Effective tax rate                          36.4%              17.8%                 34.8%
                                                             =================    =================    =================

     Deferred income taxes reflect temporary differences in the basis of the Company's assets and liabilities for income tax purposes and for financial reporting purposes, using current tax rates. These temporary differences result in taxable or deductible amounts in future years.

                      RESEARCH PARTNERS INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        January 31, 2000, 1999 and 1998


(8)  Income Taxes--(Continued)

     The net deferred tax liabilities at January 31, 2000 and 1999 are comprised as follows:

                                                                             2000                   1999
                                                                        ----------------       ----------------

              Gross deferred tax asset:
                  Net operating loss carryforwards                 $        1,609,000              1,640,000
                  Depreciation and amortization                               339,000                331,000
                  Reserve for contingencies                                   305,000                247,000
                  Unrealized losses on securities                                  --                431,000
                  Bonus stock awards and other                              1,017,000                448,000
                                                                        ----------------       ----------------
                          Total gross deferred tax asset                    3,270,000              3,097,000

              Less:  valuation allowance                                   (2,233,000)            (2,887,000)
                                                                        ----------------       ----------------

                          Net deferred tax asset                            1,037,000                210,000
                                                                        ----------------       ----------------

              Gross deferred tax liability:
                  Unrealized gains on securities                           (4,102,000)                    --
                  Other                                                       (80,000)              (239,000)
                                                                        ----------------       ----------------

                          Total gross deferred tax liability               (4,182,000)              (239,000)
                                                                        ----------------       ----------------

                          Net deferred tax liability               $       (3,145,000)               (29,000)
                                                                        ================       ================

     For the year ended January 31, 2000, as a result of the Company's tax position, the Company provided for a valuation allowance of $2,233,000. Management believes that the valuation allowance at January 31, 2000 is adequate as timing differences will reverse in the carryforward period.

     The Company files consolidated federal and combined New York State and New York City income tax returns.

                      RESEARCH PARTNERS INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        January 31, 2000, 1999 and 1998


(9)  Stockholders' Equity

     During the fiscal year ended January 31, 1998 the Company repurchased a total of 597,000 shares of its common stock. The stock repurchases were authorized in order to provide for future issuances of stock bonuses to employees and for the purchase of Southeast. In March 1997, the Company authorized 1,200,000 shares of Series A Preferred Stock (the "Preferred Stock"), of which 1,140,000 were issued for the purchase of Southeast. The Preferred Stock is convertible into shares of the Company's common stock at a rate of 0.16 shares of common stock for each share of preferred stock at any time prior to March 13, 2002.

     In October 1998, the Company sold 300,000 shares of treasury stock to a Swiss investor in a private transaction.

     In April 1999, the Company issued 34,676 shares of common stock for its deferred compensation plan and 48,179 shares for its 401(k) plan.

     In June 1999, pursuant to the sale of certain assets of Southeast, the Company received and subsequently canceled 1,039,200 shares of its Preferred Stock and converted 100,800 shares of Preferred Stock to 16,128 shares of Common Stock. In addition, the Company vested and issued 79,746 shares of Common Stock to former employees of Southeast.

(10) Comprehensive Income

     The Company has adopted SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for the reporting and display of comprehensive income and its components. Total comprehensive income measures all charges in stockholders' equity resulting from transactions of the period, other than transactions with stockholders.

     The components of comprehensive income are as follows for the years ended January 31, 2000, 1999 and 1998:

                                                                   2000                 1999                1998
                                                             -----------------    -----------------    ----------------
        Net income (loss)                               $        4,855,000            (7,383,000)          (6,513,000)
        Other comprehensive income (loss):
            Foreign currency translation
               adjustments                                         (33,000)               18,000              (33,000)
                                                             -----------------    -----------------    ----------------

            Total comprehensive income (loss)           $        4,822,000            (7,365,000)          (6,546,000)
                                                             =================    =================    ================

                      RESEARCH PARTNERS INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        January 31, 2000, 1999 and 1998


(11) Stock Compensation Plans

     At January 31, 2000, the Company has two stocked-based compensation plans, which are described below. The Company has also granted stock options outside of the plans.

     1991 Employee Incentive Plan

     The Company's 1991 Employee Incentive Plan (the "1991 Plan") provides for the issuance of stock, stock options and other stock purchase rights to executive officers, other key employees and consultants of the Company and its subsidiaries. The Company may grant options for up to five million shares of common stock under the 1991 Plan. The options may qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, (the "Code"), as amended. The exercise price of each option granted under the 1991 Plan is determined by the Company's Board of Directors at the time of grant. Under the Code, the exercise price of incentive stock options must be at least equal to the fair market value of the Company's stock on the date of grant. The exercise price of nonqualified options must be at least equal to 65% of the fair market value of the Company's stock on the date of grant. The vesting period is at least one year for all grants and incentive stock options have maximum terms of 10 years and nonqualified options have maximum terms of 13 years.

     The Company has adopted the disclosure-only provisions of SFAS 123. Accordingly, no compensation cost has been recognized for stock options granted under or outside of the 1991 Plan. Had compensation cost been determined based on the fair value at the grant dates for stock option awards consistent with the method of SFAS 123, the Company would have reported the following net (loss) income and earnings per share ("EPS").

                                                                      2000               1999                1998
                                                                 ---------------     --------------     ---------------
       Net (loss) income           As reported              $       4,855,000           (7,383,000)        (6,513,000)
                                   Pro forma                        4,015,000           (7,788,000)        (6,729,000)

       Basic EPS                   As reported              $            0.57               (0.90)              (0.80)
                                   Pro forma                             0.47               (0.95)              (0.83)

       Diluted EPS                 As reported              $            0.56               (0.90)              (0.80)
                                   Pro forma                             0.46               (0.95)              (0.83)

     In May 1996, the Company offered employees holding certain options issued in December 1992 through February 1995 under the 1991 Plan the opportunity to convert their options into options for a fewer number of shares, but with lower exercise prices and/or shorter vesting periods. Options for 432,000 shares were cancelled and new options for 165,000 shares were granted in the conversion.

                      RESEARCH PARTNERS INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        January 31, 2000, 1999 and 1998

(11) Stock Compensation Plans--(Continued)

     In April 1998, the Company offered employees holding certain options having an exercise price of $4.50 to $6.00 the opportunity to convert their options into new options for a fewer number of shares, but with a lower exercise price. Options for 181,000 shares were canceled and new options for 103,000 shares were granted in the conversion.

     The Company has also granted stock options outside of the 1991 Plan. The stock options are authorized under specific agreements when the Company enters into employment agreements or when a director joins the Board of Directors. The number of shares subject to options, the exercise price, vesting, termination and other provisions of such awards are determined by the Board of Directors and specified in each individual stock option agreement. At January 31, 2000, options to purchase a total of 61,000 shares of common stock were outstanding.

     A summary of the status of the Company's 1991 Plan and other options granted outside of the 1991 Plan as of January 31, 2000, 1999 and 1998, and changes during the fiscal years then ended is presented below:

                                                        2000                            1999                 1998
                                       ---------------------------------------     ----------------     ----------------
                                                                 Weighted-
                                           Shares                 average              Shares               Shares
             Stock options                  (000)             exercise price            (000)                (000)
       ---------------------------     ----------------       ----------------     ----------------     ----------------
       Outstanding at beginning
           of year                             1,070    $               4.54               1,196                1,045
       Granted                                   960                    3.67                 322                  289
       Exercised                                 (55)                   2.83                  --                  (35)
       Forfeited                                (146)                   3.61                (267)                (103)
       Vested and expired                        (94)                   3.52
       Swapped                                   (35)                   4.37                (181)                  --
                                       ----------------                            ----------------     ----------------

       Outstanding at end of year              1,700    $               4.24               1,070                1,196
                                       ================                            ================     ================

       Options exercisable at

           year-end                              691
                                       ================

       Weighted-average fair
           value of options
           granted during the
           year                    $            2.35
                                       ================

                      RESEARCH PARTNERS INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        January 31, 2000, 1999 and 1998


(11) Stock Compensation Plans--(Continued)

     The following table summarizes information about stock options outstanding at January 31, 2000:

                                                       Weighted
                                                       average          Weighted                           Weighted
                                     Number           remaining         average            Number          average
      Range of                     outstanding       contractual        exercise        exercisable        exercise
      exercise prices              at 1/31/00            life            price           at 1/31/00         price
      ----------------------      --------------     -------------    -------------     -------------    -------------
                                  (in thousands)                                       (in thousands)
      $2.21 to $3.50                     224             5.22                2.68              151              2.62
      $3.56 to $4.06                     806             9.50                3.75               68              4.00
      $4.50 to $5.00                     319             4.50                4.58              257              4.61
      $6.00 to $6.13                     351             5.07                6.00              215              6.00
                                  --------------                                        -------------

                                       1,700                                                   691
                                  ==============                                        =============


     1996 Incentive Compensation Plan

     The Company's 1996 Incentive Compensation Plan provides for a portion of annual incentive awards payable to executive management and business unit managers to be made in restricted shares of the Company's common stock. All awards are subject to a minimum three-year vesting period. The maximum number of shares which may be awarded under the plan is one million. As of January 31, 2000, approximately 262,000 shares had been awarded. The Company recognized $522,000 and $523,000 of compensation expense for stock awards under this plan for the fiscal years ended January 31, 2000 and 1999, respectively.

     Non-Employee Stock Compensation

     The Company granted stock options to purchase 25,000 shares to the seller of Shochet on the date of the Company's initial public offering in accordance with the Shochet purchase agreement. The fair value of the options, which was recorded as an adjustment to Shochet purchase price, was estimated to be $36,000 on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%, expected volatility of 27%, risk-free interest rate of 6.4%, and expected life of 2.5 years. All options were outstanding at January 31, 2000.

                      RESEARCH PARTNERS INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        January 31, 2000, 1999 and 1998


(12) Earnings Per Common Share

     In March 1997, the FASB issued SFAS No. 128, "Earnings per Share" ("SFAS 128"). This statement changes the calculation and presentation of EPS. The new presentation consists of basic EPS, which includes no dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the period, and diluted EPS, which is similar to the previously disclosed fully diluted EPS. SFAS 128 will result in basic EPS results higher than EPS as calculated under the previous method. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the SFAS 128 requirements. For the fiscal years ended January 31, 1999 and 1998, common stock equivalents, consisting of stock options and warrants, were not included in the computation of diluted EPS, as the inclusion of such shares would be anti-dilutive due to the Company's net loss for each year.

     The following table sets forth the computation of basic and diluted EPS:

                                                                   2000                 1999                1998
                                                             -----------------    -----------------    ----------------
        Numerator for basic and diluted EPS:
            Income (loss) from continuing
              operations                                $        6,822,000            (5,889,000)          (6,117,000)
                                                             =================    =================    ================
            (Loss) from discontinued operations         $       (1,967,000)           (1,494,000)            (396,000)
                                                             =================    =================    ================
            Net income (loss)                           $        4,855,000            (7,383,000)          (6,513,000)
                                                             =================    =================    ================

        Denominator for basic EPS:
            Weighted-average common shares                       8,579,559             8,206,652            8,114,245
        Dilutive stock options                                     110,170                    --                   --
                                                             -----------------    -----------------    ----------------

        Denominator for diluted EPS                              8,689,729             8,206,652            8,114,245
                                                             =================    =================    ================

        Basic EPS:
            Earnings (loss) from continuing
        operations                                      $              0.80                (0.72)              (0.75)
                                                             =================    =================    ================
            (Loss) from discontinued operations         $             (0.23)               (0.18)              (0.05)
                                                             =================    =================    ================
            Net earnings (loss)                         $              0.57                (0.90)              (0.80)
                                                             =================    =================    ================

        Diluted EPS:
            Earnings (loss) from continuing
        operations                                      $              0.79                (0.72)               (0.75)
                                                             =================    =================    ================
            (Loss) from discontinued operations         $             (0.23)               (0.18)               (0.05)
                                                             =================    =================    ================
            Net earnings (loss)                         $              0.56                (0.90)              (0.80)
                                                             =================    =================    ================

                      RESEARCH PARTNERS INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        January 31, 2000, 1999 and 1998


(13) Concentration of Credit Risk and Off-Balance Sheet Risk

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

(14) Net Capital Requirements

     GKN, EarlyBird, and Shochet, all wholly owned subsidiaries of the Company, are registered broker-dealers with the Securities and Exchange Commission (the "SEC") and member firms of the National Association of Securities Dealers ("NASD"). As such, GKN, EarlyBird, and Shochet are subject to the SEC's Uniform Net Capital Rule (SEC rule 15c3-1), which requires the maintenance of minimum net capital.

     GKN computes net capital using the alternative method permitted by the net capital rule, which requires that it maintain minimum net capital, as defined, greater than or equal to $250,000. At January 31, 2000, GKN had net capital of $6,343,000.

     EarlyBird computes net capital under the standard aggregate indebtedness method permitted by the net capital rule, which requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. At January 31, 2000, EarlyBird had net capital of $93,000, which was $7,000 in deficit of its required net capital of $100,000. EarlyBird's ratio of aggregate indebtedness to net capital was 3.10 to 1.

     Shochet computes net capital under the standard aggregate indebtedness method permitted by the net capital rule. At January 31, 2000, Shochet had net capital of $195,000, which was $95,000 in excess of its required net capital of $100,000. Shochet's ratio of aggregate indebtedness to net capital was 5.43 to 1.

                      RESEARCH PARTNERS INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        January 31, 2000, 1999 and 1998

(15) Subsequent Events

     In February 2000, Research Partners International, Inc. ("Research Partners") loaned Shochet Holdings Corp. ("Shochet Holdings"), the Parent company of Shochet Securities, Inc., and a wholly owned subsidiary of Research Partners, $1.5 million. In turn, $500,000 was contributed to Shochet Securities as additional paid in capital. In March, the remaining $1 million was loaned to Shochet as a "Temporary Subordinated Loan," as defined by the NASD. In April, Shochet Holdings repaid the $1.5 million loan to Research Partners International Inc.

     In March 2000, Shochet Holdings, through a SEC Form SB-2, registered and sold 1,045,000 shares of its common stock to the public in an initial public offering. The offering, priced at $9 per share, raised $8.0 million in net proceeds for Shochet Holdings.

     Following the closing of the offering of common stock, Shochet Holdings contributed $3 million to Shochet Securities as additional paid-in capital.

     Upon the effectiveness of the offering, Shochet Holdings granted 108,000 incentive stock options to employees of the Shochet. These options vest over three years, have a ten-year life, and have an exercise price of $9 per share.

     In February 2000, EarlyBirdCapital.com, Inc. changed its name to EarlyBirdCapital, Inc. ("EarlyBirdCapital"). At the same time, Research Partners contributed its 100% ownership of the EarlyBird to a new holding company, EarlyBirdCapital.com, Inc. ("EarlyBirdCapital.com, Inc.") in exchange for a 100% ownership in the new holding company.

     Subsequently, EarlyBirdCapital.com, Inc. sold 2,200,000 shares of its Series A Convertible Preferred Stock to a combination of institutional and individual investors. Net proceeds of the sale to EarlyBirdCapital.com, Inc. were approximately $10.3 million.

     Following the closing of the sale of the preferred stock
     EarlyBirdCapital.com, Inc. contributed $5 million to EarlyBirdCapital as additional paid in capital.

     As part of the offering, EarlyBirdCapital.com, Inc. issued stock options to employees and advisors for 1,809,000 shares of stock. These options vest over three years and have a ten-year life and an exercise price of $5 per share.

                      RESEARCH PARTNERS INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        January 31, 2000, 1999 and 1998

(16) Supplemental Cash Flow Information

                                                                              Year ended January 31,
                                                             ----------------------------------------------------------
                                                                   2000                 1999                1998
                                                             -----------------    -----------------    ----------------
        Cash paid for:
            Income taxes                                $           37,400               230,000              372,000
                                                             =================    =================    ================

            Interest                                    $            9,000                 9,000              424,000
                                                             =================    =================    ================
        Noncash investing and financing
            transactions relating to the
            company's purchase acquisition
            that are not reflected in the consoli-
            dated statement of cash flows:
               Fair value of assets acquired            $                --                   --            2,156,000
               Goodwill acquired                                         --                   --            2,177,000
               Liabilities assumed                                       --                   --           (1,474,000)
               Preferred stock issued                                    --                   --           (1,094,000)
               Treasury stock issued                                     --                   --             (912,000)
                                                             -----------------    -----------------    ----------------
                   Cash paid                                             --                   --              853,000
                   Less cash acquired                                    --                   --             (677,000)
                                                             -----------------    -----------------    ----------------
                   Net cash paid for acquisition        $                --                   --              176,000
                                                             =================    =================    ================

        Noncash financing transaction:
            Treasury stock issued for Incentive
               Compensation Plan                        $          204,000                60,000            1,734,000
                                                                                                       ================
                                                             =================    =================
            Treasury stock issued for 401(k)
               Plan                                     $           81,000                    --                   --
                                                             =================    =================    ================
            Treasury stock issued for Deferred
               Compensation Plan                        $           60,000                    --                   --
                                                             =================    =================    ================

                          Independent Auditors' Report

To the Board of Directors and Stockholders of Research Partners International, Inc.:


We have audited the accompanying consolidated statements of financial condition of Research Partners International, Inc. and subsidiaries (the Company) as of January 31, 2000 and 1999, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the three-year period ended January 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respected, the financial position of the Company as of January 31, 2000 and 1999, and the results of its operations and its cash flows for each of the years in the three-year period ended January 31, 2000, in conformity with generally accepted accounting principles.

New York, New York
April 14, 2000

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
             ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated herein by reference to the information to be included in our proxy statement for our 2000 annual meeting of stockholders under the caption Election of Directors.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the information to be included in our proxy statement for our 2000 annual meeting of stockholders under the caption Executive Compensation.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
             AND MANAGEMENT

The information required by this item is incorporated herein by reference to the information to be included in our proxy statement for our 2000 annual meeting of stockholders under the caption Voting Securities.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference to the information to be included in our proxy statement for our 2000 annual meeting of stockholders under the caption Certain Transactions.

PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
             ON FORM 8-K

3.  Exhibits:

    (a) Exhibit No.      Description
    ---------------      -----------

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

       10.14        Clearing Agent Agreement with Wertheim Schroder & Co.
                    Incorporated (incorporated by reference to Exhibit 10.18 to the Registration Statement)

       10.15 Form of Stock Option Agreement (incorporated by reference to Exhibit 10.19 to the Registration Statement)

       10.16 Form of Indemnification Agreement (incorporated by reference to Exhibit 10.21 to the Registration Statement)

       10.17 Stock Option Agreement with Richard Y. Roberts (incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K for the fiscal year ended January 31,
                    1998)

       10.18 Intercompany Services Agreement between Research Partners International, Inc. and EarlyBirdCapital.com Inc. dated February 1, 2000

       10.19 Intercompany Services Agreement between Research Partners International Inc. and Shochet Holding Corp., dated March 14, 2000 (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to Form SB-2 Registration Statement filed by Shochet Holding Corp. with the SEC (File No. 333-92307))

       10.20 Asset Purchase Agreement with schedules, dated as of June 28, 1999, among Southeast Research Partners, Inc., Research Partners International, Inc. and Ryan, Beck & Co., Inc. (incorporated by reference to Exhibit 2.1 to the Form 8-K dated July 6, 1999 ("Serp 8-K")).

       10.21 Research Agreement with schedules, dated as of June 28, 1999, between Ryan Beck and Research Partners International, Inc. (incorporated by reference to Exhibit 10.1 to the Serp 8-K).

       10.22 Cessation Agreement with schedules, dated as of June 28, 1999, among Research Partners International Inc., certain former Research Partners International Inc. Series A Preferred Stockholders and certain former employees of Ryan Beck, with Exhibits, including the resignations of Robert McAleer and Peter McMullin from us and Southeast Research Partners (incorporated by reference to Exhibit 10.2 to the Serp 8-K).

       10.23        Employment Agreement between the Company and John P.
                    Margaritis dated December 15, 1999 21.0 Subsidiaries of the Company

       23.1         Consent of KPMG LLP

       27.1         Financial Data Schedule BD (1/31/00)

       99           Risk Factors


    (b) Reports on Form 8-K:    None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    May 1, 2000                  Research Partners International, Inc.

                                            /s/ Peter R. Kent
                                      By:___________________________________
                                            Peter R. Kent
                                            Chief Operating Officer and Interim
                                            Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on May 1, 2000.


/s/ David M. Nussbaum
---------------------------------------        Chairman of the Board
David M. Nussbaum

/s/ John P. Margaritis                         President, Chief Executive
--------------------------------------         Officer (Principal
John P. Margaritis                             Executive Officer) and Director

/s/ Roger N. Gladstone
-------------------------------------          Director
Roger N. Gladstone

/s/ Peter R. Kent
--------------------------------------         Interim Chief Financial
Peter R. Kent                                  Officer (Principal Accounting
                                               And Financial Officer)
                                               and Director
/s/ Lester Rosenkrantz
-------------------------------------          Director
Lester Rosenkrantz

/s/ James I. Krantz
-------------------------------------          Director
James I. Krantz

-------------------------------------          Director
Arnold B. Pollard

/s/ Richard Y. Roberts
-------------------------------------          Director
Richard Y. Roberts

-------------------------------------          Director
Roswitha Mueller

                                  Exhibit Index

Exhibit No.     Document
-----------     ---------

10.18 Intercompany Services Agreement between Research Partners International, Inc. and EarlyBirdCapital.com Inc. dated February 1, 2000

10.23 Employment Agreement between the Company and John Margaritis dated December 15, 1999

21             Subsidiaries of the Company

23.1           Consent of KPMG LLP

27.1           Financial Data Schedule BD (1/31/00)

99            Risk Factors