Form 10-Q
period 2000-04-30
RESEARCH PARTNERS INTERNATIONAL INC
filed 2000-06-19
CIK 814774

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the quarterly period ended April 30, 2000

                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the transition period from ________ to ________


                         Commission file number 0-21105

                      RESEARCH PARTNERS INTERNATIONAL, INC.

             (Exact name of registrant as specified in its charter)


Delaware                                                        13-3414302
-----------------------                                      ------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

One State Street Plaza, New York, NY                                 10004
------------------------------------                                 -----
(Address of principal executive offices)                           (Zip Code)

(212) 208-6500
-----------------------------------------------------
(Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No   |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                        Outstanding at June 14, 2000
-----                                        ----------------------------
Common Stock, $.0001 par value                    9,337,817 shares

             RESEARCH PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

                                      Index

                                                                                              Page
                                                                                              ----
Part I - Financial Information

Item 1.   Financial Statements

     Consolidated Statements of Financial Condition as of

     April 30, 2000 (Unaudited) and January 31, 2000                                            3

     Consolidated Statements of Operations for the three
     months ended April 30, 2000 and 1999 (Unaudited)                                           4

     Consolidated Statements of Changes in Stockholders' Equity for the year ended January 31, 2000 and the three months

     ended April 30, 2000 (Unaudited)                                                           5

     Consolidated Statements of Cash Flows for the three months
     ended April 30, 2000 and 1999 (Unaudited)                                                  6

     Notes to Consolidated Financial Statements                                                 8

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                                  11

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                           14


Part II - Other Information

Item 2.   Sales of Unregistered Securities during the three months ended
          April 30, 2000


Item 6.  Exhibits and Reports on Form 8-K                                                      19


Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

             RESEARCH PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

                 Consolidated Statements of Financial Condition

                                                                              April 30,          January 31,
                                                                                2000                   2000
                                                                          --------------         ----------
                                                                           (Unaudited)
Assets
Cash and cash equivalents                                                 $   24,679,000         $    7,747,000
Receivable from brokers and dealers                                            5,902,000             12,216,000
Securities owned, at market value                                              2,063,000              2,918,000
Securities owned, not readily marketable, at fair value                        2,257,000              2,355,000
Investment in affiliate                                                        8,482,000              5,248,000
Investment fees receivable                                                           ---              3,253,000
Loans receivable                                                                     ---                987,000
Office furniture, equipment and leasehold improvements, net                    2,428,000              2,529,000
Goodwill, net                                                                  1,533,000              1,592,000
Income taxes receivable                                                          814,000                 576,000
Other assets                                                                   7,476,000              2,779,000
                                                                          --------------         --------------
Total assets                                                              $   55,634,000         $   42,200,000
                                                                          ==============         ==============
Liabilities and Stockholders' Equity
Liabilities:
   Securities sold, not yet purchased, at market value                    $      699,000         $    1,677,000
   Commissions payable                                                         1,501,000              3,045,000
   Deferred tax liability                                                      3,163,000              3,145,000
   Income taxes payable                                                           147,000             1,028,000
   Accrued expenses and other liabilities                                      6,221,000              6,040,000
   Minority Interest                                                          8,372,000
                                                                              ---------         ----------------
                                                                             20,103,000              14,935,000

   Liability subordinated to the claims for general creditors                   314,000                 314,000
                                                                            -----------           -----------

                       Total liabilities                                     20,417,000             15,249,000
                                                                           ------------          -------------

Stockholders' equity:
   Common stock, $.0001 par value; 35,000,000 shares
     authorized; 9,927,973 shares issued; 9,337,817 and
      8,629,213 shares outstanding, respectively                                   1,000                  1,000
   Additional paid-in capital                                                 29,984,000             20,342,000
Retained earnings                                                              7,895,000              9,206,000
   Accumulated other comprehensive loss                                         (115,000)               (51,000)
                                                                          ---------------        --------------
                                                                              37,765,000             29,498,000
   Less treasury stock, at cost; 590,156 and 580,662 shares                   (2,548,000)            (2,547,000)
                                                                          --------------         --------------
   Total stockholders' equity                                                 35,217,000             26,951,000
                                                                          --------------         --------------

Total liabilities and stockholders' equity                                $   55,634,000           $42,200,000
                                                                          ==============         =============


          See accompanying notes to consolidated financial statements.

             RESEARCH PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                              Three Months

                                                                             Ended April 30,
                                                                        2000                1999
                                                                 ----------------    -----------------
Revenues:
   Commissions                                                    $     18,907,000    $    11,508,000
   Investment banking                                                    2,451,000            597,000
   Principal transactions                                                 (779,000)           276,000
   Interest                                                                569,000            353,000
   Other                                                                   230,000             15,000
                                                                  ----------------    ---------------
Total revenues                                                          21,378,000         12,749,000
                                                                  ----------------    ---------------

Expenses:
   Compensation and benefits                                            14,844,000          8,196,000
   Occupancy and equipment                                                 967,000          1,176,000
   Brokerage, clearing and exchange fees                                   752,000            741,000
   Communications                                                          873,000            707,000
   Professional fees                                                       717,000            477,000
   Business development                                                  1,950,000            201,000
   Other                                                                 3,461,000            114,000
                                                                  ----------------    ---------------
Total expenses                                                          23,564,000         11,612,000
                                                                  ----------------    ---------------

Income before income taxes                                              (2,186,000)         1,137,000
Income taxes benefit                                                       875,000                  -
                                                                  ----------------    ---------------

Net income / loss from continuing operations                      $     (1,311,000)   $     1,137,000
                                                                  -----------------   ---------------

Discontinued operations:
   Loss from operations of the discontinued
      Institutional and Research segment                                                     (326,000)
   Loss from operations of the discontinued
      On-site Day Trading segment                                              ---           (194,000)
                                                                   ---------------   ----------------

Net income / loss                                                      $(1,311,000)          $617,000

Weighted average common shares
       outstanding - basic and diluted                                   8,983,515          8,724,612
                                                                  ================    ===============

Basic and diluted EPS from continuing operations                  $          (0.15)   $          0.13
Basic and diluted EPS from discontinued operations                             ---    $         (0.06)
                                                                             -----              ------

Basic and diluted EPS                                             $         (0.15)    $          0.07
                                                                  ================    ===============

          See accompanying notes to consolidated financial statements.


                              RESEARCH PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES
                            Consolidated Statements of Changes in Stockholders' Equity
             For the Year Ended January 31, 2000 and the Three Months Ended April 30, 2000 (Unaudited)


                                                                (Accumulated    Accumulated
                               Common Stock         Additional      Deficit)        Other              Treasury Stock
                          ---------------------      Paid-in       Retained      Comprehensive  ---------------------
                            Shares       Amt.       Capital       Earnings      (Loss) Income   Shares       Amount        Total
                          -----------   -------  --------------  -------------  -------------- ----------- ---------       ------
Balance at
January 31, 1999         9,209,875   $ 1,000  $   21,022,000  $   4,351,000 $  (18,000)     (798,976)   $(3,516,000) $ 21,954,000
Net income                      -         -               -      4,855,000          -            -               -        4,855,000
Starting
bonuses awarded                 -         -        (147,000)             -          -       79,746         351,000          204,000
Stock options
exercised                       -         -        (109,000)             -          -       66,631         294,000        185,000
Forfeiture
of stock issued
compensation plan               -         -         112,000              -          -      (27,046)       (112,000)             -
Stock issued -
deferred
compensation plan               -         -         (93,000)             -          -       34,676         153,000         60,000
Stock issued -
401(k) plan                     -         -        (131,000)             -             -       48,179         212,000         81,000
Preferred
stock
conversion                      -         -         (61,000)             -             -       16,128          71,000              -
Cancellation of
preferred stock                 -         -        (894,000)             -             -            -               -      (998,000)
Note receivable
paid                            -         -         121,000              -             -            -               -        121,000
Amortization of
unearned
compensation                    -         -         522,000              -             -            -               -        522,000
Translation
adjustment                      -         -               -              -       (33,000)           -               -       (33,000)
                      -----------  ----------  -----------   -------  --------------  -------------  ------------- ------ ---------
Balance at
January 31, 2000        9,209,875     1,000      20,342,000      9,206,000       (51,000)    (580,662)     (2,547,000)    26,951,000
                      ===========   =======  ==============  =============  ============  ===========   =============  =============

Net income                      -         -               -     (1,311,000)            -          -               -     (1,311,000)
Net proceeds
of stock sale
by EarlyBirdCapital.com         -         -      10,173,000              -             -          -               -     10,173,000
Minority Interest
- EarlyBirdCapital
 .com                                             (3,339,000)             -             -          -               -     (3,339,000)
Net proceeds of
stock sale
By Shochet Holdings            -         -       7,612,000              -             -            -               -      7,612,000
Minority Interest
- Shochet Holdings             -         -      (5,033,000)             -             -            -               -     (5,033,000)
Stock options exercised        -       27,053      103,216              -             -            -               -        103,216
Forfeiture of
stock issued -
compensation plan                      (3,916)        -               -              -             -               -              -
Stock issued -
deferred
compensation plan                           -         -               -              -             -              -             -
Stock issued
- 401(k) plan                               -         -               -              -             -            -               -
Amortization of
unearned
compensation                                -         -         125,000              -             -            -           125,000
Translation
adjustment                                  -         -               -              -       (64,000)           -           (64,000)
                                ----------------------------------------------------------------------------------------------------
Balance at
April 30, 2000         9,233,012    1,000     29,983,216      7,895,000      (115,000)    (580,662)     (2,547,000)      35,217,216
                     ===========   =======  ==============  =============  ============  ===========   =============  =============


          See accompanying notes to consolidated financial statements.

             RESEARCH PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                        Three Months Ended April 30,

                                                                        2000                    1999
                                                                  ----------------        ----------
Operating activities:
   Net loss                                                       $     (1,311,000)       $        617,000
Adjustments to reconcile net loss to net
     cash used in operating activities:
      Depreciation and amortization                                         91,000                 203,000
      Translation adjustment                                               (65,000)                 (9,000)
      Other                                                                357,000                 166,000
                                                                  ----------------        ----------------
                                                                          (928,000)                977,000
   (Increase) decrease in operating assets:

     Receivable from brokers and dealers                                 6,314,000                   5,000
     Securities owned, at market value                                     855,000                (250,000)
     Securities owned, not readily marketable                               98,000                (576,000)
     Investment fees receivable                                          3,253,000                     ---
     Income taxes receivable                                              (238,000)               (183,000)
     Loans receivable                                                      987,000                  96,000
     Other assets                                                       (4,697,000)               (311,000)
   Increase (decrease) in operating liabilities:

     Securities sold, not yet purchased                                   (978,000)                202,000
     Commissions payable                                                (1,544,000)              1,170,000
     Income taxes payable                                                 (881,000)                    ---
     Deferred tax liability                                                 18,000                     ---
     Accrued expenses and other liabilities                                181,000                (332,000)
                                                                  ----------------        -----------------

     Net cash used in operating activities                               3,368,000                 798,000
                                                                  ----------------        ----------------

Investing activities:
   Investment in affiliate                                              (3,234,000)
---
   Purchase of office furniture, equipment
     and leasehold improvements                                                ---                 (99,000)
   Liquidation of investment in limited partnerships                           ---                 433,000
   Goodwill                                                                (59,000)                    ---
                                                                  -----------------                    ---

Net cash provided by (used in) investing activities                     (3,293,000)                334,000
                                                                  -----------------       ----------------

Financing activities:
   Stock sale by EarlyBirdCapital.com                                   10,173,000                    ---
   Stock sale by Shochet Holdings                                        7,612,000
   Satisfaction of subscription receivable                                     ---                 121,000
   Issuance of treasury stock                                                  ---                 140,000
   Repayment of note payable                                                   ---                 (94,000)
                                                                               ---                 --------

Net cash provided by financing activities                               17,785,000                 167,000
                                                                  ----------------        ----------------
Net change in cash and cash equivalents                                 16,932,000               1,299,000
Cash and cash equivalents at beginning of year                           7,747,000              10,553,000
                                                                  ----------------        ----------------
Cash and cash equivalents at end of period                        $     24,679,000        $     11,852,000
                                                                  ================        ================

          See accompanying notes to consolidated financial statements.

             RESEARCH PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

1.  Basis of Presentation

The consolidated financial statements include the activities of Research Partners International, Inc. and its subsidiaries (the "Company"). The Company is primarily engaged in the following segments: full service retail, discounted retail, online investment banking and asset management. These segments provide securities brokerage, investment banking, online investing, merchant banking and asset management and trading services for individuals and corporations through the Company's subsidiaries.

All significant intercompany accounts and transactions are eliminated in consolidation. In the opinion of management, the consolidated financial statements reflect all adjustments, which are all of a normal recurring nature, necessary for a fair statement of the Company's financial position and results of operations for the interim periods presented. These consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto for the year ended January 31, 2000, in its annual report on Form 10-K. Certain reclassifications have been made to the prior year amounts to conform to the current presentation.

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

The Company's principal business activities are affected by many factors, including general economic and market conditions, which can result in substantial fluctuations in the Company's revenues and net income. Therefore, the results of operations for the three months ended April 30, 2000, are not necessarily indicative of the results which may be expected for the entire fiscal year.

2.  Segment and Geographic Area Data

The Company currently operates in four principal segments: Full Service Retail and Discounted Retail Brokerage. Each segment is managed separately based on types of products and services offered and the related client bases. The Company evaluates the performance of its segments based primarily on income before income taxes.

     o Full Service Retail - provides full service securities brokerage and trading services, through GKN Securities Corp. ("GKN"), to a clientele which primarily consists of individuals who invest in OTC equity securities.

     o Discounted Retail - provides full service discount brokerage services, through Shochet Securities Inc. ("Shochet Securities") to a clientele consisting primarily of retired individuals who invest in exchange-listed equity securities, fixed income securities and mutual funds.

     o    Online investment bank - through EarlyBirdCapital, Inc. ("EarlyBird")

     o Asset Management - provides asset management services to investors through Dalewood Associates, Inc., the general partner of Dalewood Associates, L.P. Dalewood Associates, L.P. is a private partnership which invests primarily in venture stage, pre-IPO companies.

The Company allocates to segments certain overhead expenses based upon specified agreed-upon amounts. Certain of the segments incur interest expense on subordinated debt payable to the Company at contract rates. All such amounts are eliminated in consolidation.

                                                                        Online      Eliminations
                                   Full Service    Discounted      Investment            and
                                       Retail           Retail          Bank          all other             Total

Three months ended:
April 30, 2000:                                        "in thousands"
---------------------------------------------------------------------------------------------------------------------
Revenues from external sources  $16,963             $    3,328           $ 914                $  173           $21,378
Intersegment revenues               $57             $        -           $   -                $  (57)          $     -
Loss before income taxes          $(609)            $     (360)          $(558)               $ (660)          $(2,187)

April 30, 1999:
--------------
Revenues from external sources  $10,561             $    2,298          $    -                $3,355           $16,214
Intersegment revenues           $   132             $        -          $    -                $ (132)          $     -
Income (Loss) before income taxes $ 571             $      (10)         $    -                $   56           $   617

Balance Sheet data:
April 30, 2000:

Segment assets                 $15,927              $   12,722         $10,746               $16,239           $55,634

January 31, 2000

Segment assets                 $21,274              $    4,321         $     -               $16,605           $42,200


Financial information for the Asset Management segment are not calculated for the quarter ended April 30, 2000 or April 30, 1999, as this segments contribution in each quarter was immaterial to the company total.

The Company's principal operations are located in the United States. The Company maintains an office

The Company's principal operations are located in the United States. The Company maintains an office in Europe. Gross revenues from operations in Europe represent less than 4% of the Company's overall revenues.

3.  Net Capital Requirements

GKN, EarlyBird and Shochet Securities, are registered broker-dealers with the Securities and Exchange Commission ("SEC") and member firms of the National Association of Securities Dealers, Inc. ("NASD"). As such, GKN, EarlyBird and Shochet Securities are subject to the SEC's net capital rule, which requires the maintenance of minimum net capital.

GKN has elected to compute net capital using the alternative method permitted by the net capital rule, which requires that it maintain minimum net capital, as defined, to be greater than or equal to $250,000. At April 30, 2000, GKN had net capital of $5,100,000.

EarlyBird has elected to compute net capital under the standard aggregate indebtedness method permitted by the net capital rule, which requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. At April 30, 2000, EarlyBird had net capital of $2,200,000 and a net capital requirement of $100,000.

Shochet Securities has also elected to compute net capital under the standard aggregate indebtedness method permitted by the net capital rule. At April 30, 2000, Shochet Securities had net capital of $3,200,000 and a net capital requirement of $100,000.

4.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share ("EPS"):

                                                          Three months ended
                                                               April 30,
                                                         2000               1999
                                                    -------------    ---------------
Numerator for basic and diluted EPS:

   Income / Loss from continuing operations         $  (1,311,000)   $   1,137,000
   Loss from discontinued operations                            -         (520,000)
                                                    -------------    -------------

   Net Income / Loss                                $  (1,311,000)   $     617,000
                                                    =============    =============

Denominator for basic and diluted EPS                   8,983,515        8,724,612
                                                    -------------    -------------

Basic and diluted EPS from:

   Income / Loss from continuing operations         $       (0.15)   $       0.13
   Loss from discontinued operations                            -           (0.06)
                                                    -------------    -------------
   Net loss                                         $       (0.15)   $       0.07
                                                    =============    ============

5.   Supplemental Cash Flow Information

                                                          Three Months Ended
                                                               April 30,
                                                         2000            1999
                                                    -------------    --------
Cash paid for:
   Income taxes                                     $     371,000    $     183,000

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

The components of comprehensive loss for the three months ended April 30, 2000 and 1999 are as follows:

                                                            Three months ended April 30,
                                                             2000                  1999
                                                             --------------------------
Net income                                                (1,311,000)           617,000
Other comprehensive income (loss):
   Foreign currency translation
     adjustments                                             (64,000)            (9,000)
                                                        -----------      ---------------
Total comprehensive income  (loss)                      $ (1,375,000)          $ 608,000
                                                        ============      ==============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


The following analysis of the consolidated results of operations and financial condition of Research Partners International, Inc. and Subsidiaries should be read in conjunction with the Consolidated Financial Statements included in Item 1 of this document and with the Management's Discussion and Analysis of the Financial Condition and Results of Operations included in our company's Fiscal 2000 Annual Report on Form 10-K.

Business Environment

Our primary business activities, investment banking, online investing, merchant banking and asset management, securities brokerage and securities trading, with an emphasis on small- and mid-capitalization companies and early-stage growth companies, are subject to general economic and market conditions and the volatility of trading markets, specifically the small- and mid-capitalization market. The quarter ended April 30, 2000, witnessed an extension of the favorable market conditions, which have existed through much of fiscal year 2000, for approximately half of the quarter ended April 30, 2000. But in the final half of the quarter, equity prices fell dramatically, while volume retreated from the record levels. Thus, while commission income comparisons were still very favorable, trading results were negatively impacted

During the first quarter of 2001, the Company's strategic plans for EarlyBirdCapital.com and Shochet Holding, reached key milestones as both entities raised capital. EarlyBird raised $11 million of gross proceeds through a private placement; the Company retains a 65% equity interest in EarlyBird. Shochet Holding, the direct parent of Shochet Securities, raised $9,405,000 of gross proceeds; the Company retains a 53.5% equity interest in Shochet Holding. EarlyBird had a successful launch of its online investment bank, closing two deals. Shochet intends to offer brokerage and insurance services over the Internet, as it builds a portal directed toward the retirement community..

The results of operations for the three months ended April 30, 2000 are not necessarily indicative of the results which may be expected for the entire fiscal year.

Results of Operations

Three Months Ended April 30, 2000  vs. Three Months Ended April  30, 1999

Net loss for the three months ended April 30, 2000 was $1,311,000 as compared with net income of $617,000 for the three months ended April 30, 1999. Net income from continuing operations for the year-earlier quarter was $1,137,000. Basic and diluted loss per share of common stock was $0.15 for the first quarter of fiscal 2001 as compared to earnings of $0.07 for the fiscal 2000 quarter. Basic and diluted earnings from continuing operations per share of common stock was $0.16 for the first quarter of fiscal 2000, which ended on April 30, 1999.

Revenues

Total revenues increased by 68% to $21,378,000 for the first quarter of fiscal 2001, versus the year-earlier period, mainly as a result of an increase of commission revenues and investment banking fees; however. losses from principal transactions moderated some of the gains.

Commission revenues increased 64% to $18.9 million in the first quarter of fiscal 2001. Trading volume increased 56% and was augmented by a modest increase in average commissions per ticket.

Investment banking revenues increased to $2,451,000 from $597,000 in the first quarter of fiscal 2000. The sharp advance reflected the initial contributions from the Company's online investment bank, EarlyBirdCapital, which closed two deals, and a significant addition from Shochet Securities which was part of the underwriting syndicate. Shochet Holding Corp's initial public offering.

Losses from principal transactions were $779,000 in the first quarter of fiscal 2001, versus a profit of $276,000 in the year-earlier period. The slump in equity prices in the latter part of the fiscal 2001 quarter was particularly acute for the small- and mid- capitalization stocks in which GKN makes a market.

Interest income increased 61% to $406,000 in fiscal 2001 as a result of increased interest on customer balances held at our clearing firm, as well as higher interest rates.

Other revenues were $230,000 in fiscal 2001, versus $15,000, as a result of management fees and partnership income derived from our asset management division.

Expenses

Total expenses for the first quarter of fiscal 2001 were $23,564,000, a 103% increase from the same quarter in fiscal 2000. The increase is attributable to increases in compensation and benefits and business development and other expenses. Part of the increase represented planned marketing and promotion initiatives at EarlyBirdCapital and Shochet Securities, as those entities seek to expand their brand name recognition.

Compensation and benefits expense increased 81% to $14, 844,000. These expenses are primarily variable as commissions to brokers are paid as a percentage of commission revenues generated.

Occupancy and equipment expense in the fiscal 2001 quarter declined 18% to $967,000, reflecting the sublet of part of the company's home office space.

Communications expenses increased 23% to $873,000, primarily as a result of increased brokerage activity.

Professional fees increased by 50% to $717,000, mainly as a result of increased consulting and legal fees at GKN Securities.

Business development expenses were $1,950,000 in the fiscal 2001 quarter, versus $201,000 in the year-earlier period. EarlyBirdCapital accounted for over half the total, as it established its electronic investment bank. Shochet also had sharply higher advertising expenditures.

Other expenses increased sharply to $3,461,000 from $114,000, with the largest factors in the higher totals increased charges for errors and unsecured debits.

Income taxes

For the quarter ended April 30, 2000, our company booked an income tax recovery, against its consolidated pretax loss. Additionally, our company takes a full valuation on deferred tax assets primarily resulting from net operating loss carryforwards.

Discontinued Operations

During the second quarter of fiscal 2000, management discontinued the operations of the On-site Day Trading ,and Institutional and Research segments of our business. After-tax losses for the first quarter of 2000 ended April 30, 1999 from these discontinued operations were $194,000 and $326,000, respectively.

Weighted average common shares outstanding

The weighted average number of common shares outstanding used in the computation of basic and diluted loss per common share was 8,773,314 for the first quarter of fiscal 2001, compared with 8,724,612 in the prior year's period.

Liquidity and Capital Resources

Approximately 59% of our company's assets at April 30, 2000 are highly liquid, consisting primarily of cash and cash equivalents, securities inventories, and receivables from other broker-dealers, all of which fluctuate depending upon the levels of customer business and trading activity. Receivables from broker-dealers, which are primarily from our clearing broker, turn over rapidly. As a securities dealer, we may carry significant levels of securities inventories to meet customer needs. Our inventory of market-making securities is readily marketable; however, holding large blocks of the same security may limit liquidity and prevent realization of full market value for the securities. Securities owned, but not readily marketable, represent underwriter warrants and the securities underlying such warrants. The liquidity of these securities is limited. A relatively small percentage of our total assets are fixed. The total assets or the individual components of total assets may vary significantly from period to period because of changes relating to customer demand, economic and market conditions, and proprietary trading strategies.

Our domestic operating brokerage subsidiaries, GKN, Shochet Securities and EarlyBird are subject to the net capital rules of the NASD and the SEC. They and our company, therefore, are subject to certain restrictions on the use of capital and its related liquidity. GKN's, Shochet Securities' and EarlyBird's respective net capital positions as of April 30, 2000 were $5,100,000, $3,200,000 and $2,200,000, which were $4,850,000, $3,100,000 and $2,100,000, respectively, in excess of their respective net capital requirements.

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

Item 3.

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

OTHER MATTERS

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

For a more complete discussion of these and other factors, see Exhibit 99 to our Annual Report on Form 10K, for the fiscal year ended January 31, 2000. We have no obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of these statements.

Part II - OTHER INFORMATION

Item 2.   Sales of Unregistered Securities during the three months ended
------------------------------------------------------------------------
          April 30, 2000
          --------------

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:

27       -  Financial Data Schedule BD


(b)      Reports on Form 8-K:

         None

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                RESEARCH PARTNERS INTERNATIONAL, INC.


Date:  June 19, 2000           /s/ John Margaritis
                               ---------------------------
                               John P. Margaritis
                               Chief Executive Officer

                              /s/ Robert Rosenberg
                              -----------------------------
                               Robert M. Rosenberg
                               Chief Financial Officer

             RESEARCH PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES
                                  Exhibit Index

Number                     Description

27                         Financial Data Schedule BD (10/31/99)