Form 10-Q/A
period 2000-04-30
RESEARCH PARTNERS INTERNATIONAL INC
filed 2000-07-26
CIK 814774

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                 Amendment No. 1


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2000

                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the transition period from ________ to ________


                         Commission file number 0-21105

                      RESEARCH PARTNERS INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)


        Delaware                                              13-3414302
--------------------------------                           ------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

One State Street Plaza, New York, NY                               10004
------------------------------------                               -----
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

Yes   X    No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                         Outstanding at June 14, 2000
-----                                         ----------------------------
Common Stock, $.0001 par value                8,946,085 shares

             RESEARCH PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES
                                     Index

Part I - Financial Information                                           Page
                                                                         ----
Item 1.   Financial Statements

     Consolidated Statements of Financial Condition as of
     April 30, 2000 (Unaudited) and January 31, 2000                      3

     Consolidated Statements of Operations for the three
     months ended April 30, 2000 and 1999 (Unaudited)                     4

     Consolidated Statements of Changes in Stockholders'
     Equity for the year ended January 31, 2000 and the
     three months ended April 30, 2000 (Unaudited)                        5

     Consolidated Statements of Cash Flows for the three months
     ended April 30, 2000 and 1999 (Unaudited)                            7

     Notes to Consolidated Financial Statements                           8

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                             11

Item 3.   Quantitative and Qualitative Disclosures About Market Risk      14


Part II - Other Information

Item 2.   Sales of Unregistered Securities during the three
          months ended April 30, 2000                                     15

Item 6.  Exhibits and Reports on Form 8-K                                 15

Part I - FINANCIAL INFORMATION
Item 1.  Financial Statements

             RESEARCH PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES
                 Consolidated Statements of Financial Condition

                                                      April 30,      January 31,
                                                        2000            2000
                                                    ------------     ----------
                                                     (Unaudited)
Assets

Cash and cash equivalents                           $ 24,679,000   $  7,747,000
Receivable from brokers and dealers                    5,902,000     12,216,000
Securities owned, at market value                      2,063,000      2,918,000
Securities owned, not readily marketable,
  at fair value                                        2,257,000      2,355,000
Investment in affiliate                                5,229,000      5,248,000
Investment fees receivable                             3,253,000      3,253,000
Loans receivable                                         569,000        987,000
Office furniture, equipment and leasehold
  improvements, net                                    2,428,000      2,529,000
Goodwill, net                                          1,533,000      1,592,000
Income taxes receivable                                  814,000        576,000
Other assets                                           7,768,000      2,779,000
                                                    ------------   ------------
Total assets                                        $ 56,495,000   $ 42,200,000
                                                    ============   ============
Liabilities and Stockholders' Equity
Liabilities:
   Securities sold, not yet purchased,
   at market value                                  $    699,000   $  1,677,000
   Commissions payable                                 1,501,000      3,045,000
   Deferred tax liability                              3,163,000      3,145,000
   Income taxes payable                                  147,000      1,028,000
   Accrued expenses and other liabilities              6,221,000      6,040,000
   Minority Interest                                   8,372,000            --
                                                   -------------   ------------
                                                      20,103,000     14,935,000
   Liability subordinated to the claims for
     general creditors                                   314,000        314,000
                                                    ------------   ------------
                       Total liabilities              20,417,000     15,249,000
                                                    ------------   ------------
Stockholders' equity:
   Common stock, $.0001 par value; 35,000,000
     shares authorized; 9,233,012 shares
     issued; 8,946,085 and 8,629,213 shares
     outstanding, respectively                             1,000          1,000
   Additional paid-in capital                         29,827,000     20,342,000
Retained earnings                                      7,895,000      9,206,000
   Accumulated other comprehensive loss                 (115,000)       (51,000)
                                                    ------------   ------------
                                                      37,608,000     29,498,000
   Less treasury stock, at cost; 286,927 and
      580,662 shares                                  (1,530,000)    (2,547,000)
                                                    ------------   ------------
   Total stockholders' equity                         36,078,000     26,951,000
                                                    ------------   ------------
Total liabilities and stockholders' equity          $ 56,495,000   $ 42,200,000
                                                    ============   ============

          See accompanying notes to consolidated financial statements.

             RESEARCH PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)
                                                            Three Months
                                                           Ended April 30,
                                                       2000             1999
                                                    ------------    ------------
Revenues:
   Commissions                                      $ 18,907,000   $ 11,981,000
   Investment banking                                  2,451,000        639,000
   Principal transactions                               (779,000)       385,000
   Interest                                              569,000        359,000
   Other                                                 230,000         63,000
                                                    ------------   ------------
Total revenues                                        21,378,000     13,427,000
                                                    ------------   ------------
Expenses:
   Compensation and benefits                          14,844,000      8,732,000
   Occupancy and equipment                               967,000      1,231,000
   Brokerage, clearing and exchange fees                 752,000        838,000
   Communications                                        873,000        795,000
   Professional fees                                     717,000        502,000
   Business development                                1,950,000        249,000
   Other                                               3,461,000        160,000
                                                    ------------   ------------
Total expenses                                        23,564,000     12,507,000
                                                    ------------   ------------
Income before income taxes                            (2,186,000)       920,000
Income taxes benefit                                     875,000           --
                                                    ------------   ------------
Net income / loss from continuing operations        $ (1,311,000)  $    920,000
                                                    ------------   ------------
Discontinued operations:
   Loss from operations of the discontinued
      Institutional and Research segment                (108,000)
   Loss from operations of the discontinued
      On-site Day Trading segment                           --         (195,000)
                                                    ------------   ------------
Net income / loss                                   $ (1,311,000)  $    617,000
                                                    ============   ============
Weighted average common shares
       outstanding - basic                             8,787,649      8,471,421
                                                    ============   ============
Weighted average common shares
       outstanding - diluted                           8,787,649      8,724,612
                                                    ============   ============
Basic EPS from continuing operations                $      (0.15)  $       0.11
Basic EPS from discontinued operations                      --     $      (0.04)
                                                    ------------   ------------
Basic EPS                                           $      (0.15)  $       0.07
                                                    ============   ============
Diluted EPS from continuing operations              $      (0.15)  $       0.11
Diluted EPS from discontinued operations                    --     $      (0.04)
                                                    ------------   ------------
Diluted EPS                                         $      (0.15)  $       0.07
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

                                                                                     Accumulated
                                                                         (Accumulated  Other
                       Preferred Stock       Common Stock     Additional    Deficit) Comprehensive Treasury Stock
                    --------------------  -----------------    Paid-in      Retained   (Loss)     -------------------
                       Shares      Amt.     Shares    Amt.     Capital      Earnings   Income     Shares     Amount        Total
                    -----------  -------  --------- -------  -----------  ----------- ---------   -------  ----------  ------------
Balance at
  January 31, 1999   1,140,000 $ 114,000  9,209,875  $1,000 $ 21,022,000  $ 4,351,000  (18,000)  (798,976)$(3,516,000) $ 21,954,000
Net income                  --        --         --      --           --    4,855,000       --        --           --     4,855,000
Starting bonuses
 awarded                    --        --         --      --     (147,000)          --       --      79,746    351,000       204,000
Stock options
 exercised                  --        --         --      --     (109,000)          --       --      66,631    294,000       185,000
Forfeiture of stock
 issued - compen-
 sation plan                --        --         --      --      112,000           --       --     (27,046)  (112,000)          --
Stock issued -
 deferred compen-
 sation plan                --        --         --      --      (93,000)          --       --      34,676    153,000        60,000
Stock issued -
 401(k) plan                --        --         --      --     (131,000)          --       --      48,179    212,000        81,000
Preferred stock
 conversion           (100,800)  (10,000)        --      --      (61,000)          --       --      16,128     71,000          --
Cancellation of
 preferred stock    (1,039,200) (104,000)        --      --     (894,000)          --       --          --         --      (998,000)
Note receivable
 paid                       --        --         --      --      121,000           --       --          --         --       121,000
Amortization of
 unearned compen-
 sation                     --        --         --      --      522,000           --       --          --         --       522,000
Translation
 adjustment                 --        --         --      --           --           --  (33,000)         --         --       (33,000)
                    ---------- --------- ---------- ------- ------------   ----------  --------  --------  ----------  ------------
Balance at
 January 31, 2000           --        --  9,209,875   1,000   20,342,000    9,206,000  (51,000) (580,662) (2,547,000)   26,951,000
                    ========== ========= ========== ======= ============   ==========  ========  ========  ==========  ============
Net income                  --        --         --      --           --   (1,311,000)     --        --          --      (1,311,000)
Net proceeds of
 stock sale by
 EarlyBirdCap+ital.com      --        --         --      --   10,173,000           --      --        --          --      10,173,000
Minority Interest -
 EarlyBirdCapital
  .com                      --        --         --      --   (3,339,000)          --      --        --           --     (3,339,000)
Net proceeds of stock
 sale by Shochet
 Holdings                   --        --         --      --      7,612,000        --        --        --          --      7,612,000
Minority Interest -
 Shochet Holdings           --        --         --      --     (5,033,000)       --        --        --          --     (5,033,000)
Stock options
 exercised                  --        --     27,053      --        103,216        --        --        --          --        103,216
Forfeiture of stock
 issued - compen-
 sation plan                --        --     (3,916)     --           --          --        --        --          --             --
Stock issued -
 deferred compen-
 sation plan                --        --         --      --           --          --        --        --          --             --
Stock issued -
 401(k) plan                --        --         --      --           --          --        --        --          --             --
Amortization of
 unearned compen-
 sation                     --        --         --      --        125,000        --        --        --          --        125,000
Stock issued as
 employment bonus           --        --         --      --        (11,591)       --        --    30,000     131,592        120,000
Repurchase of stock
 for treasury               --        --         --      --             --        --        --  (109,168)   (750,530)      (750,530)
Stock issued
 compensation plan          --        --         --      --       (144,079)       --        --   372,903   1,635,691      1,491,613
Translation adjustment      --        --         --      --             --        --   (64,000)       --          --        (64,000)
                    ---------- --------- ----------  -------   ----------- ---------  --------  --------  ----------     ----------
Balance at
 April 30, 2000             --        --  9,233,012   1,000     29,827,546 7,895,000  (115,000) (286,927) (1,530,247)    36,078,299
                    ========== ========= ==========  =======  ============ =========  ========  ========  ==========   ============

            See accompanying notes to consolidated financial statements.

             RESEARCH PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                                           Three Months
                                                           Ended April 30,
                                                         2000           1999
                                                     ------------   ------------
Operating activities:
   Net loss                                          $ (1,311,000) $    617,000
Adjustments to reconcile net loss to net
     cash used in operating activities:
      Depreciation and amortization                       101,000       203,000
      Translation adjustment                              (64,000)       (9,000)
      Other                                                72,000       166,000
                                                     ------------  ------------
                                                       (1,202,000)      977,000
   (Increase) decrease in operating assets:

     Receivable from brokers and dealers                6,314,000         5,000
     Securities owned, at market value                    855,000      (250,000)
     Securities owned, not readily marketable              98,000      (576,000)
     Investment in affiliate                               19,000          --
     Income taxes receivable                             (238,000)     (183,000)
     Loans receivable                                     418,000        96,000
     Other assets                                      (4,989,000)     (311,000)
   Increase (decrease) in operating liabilities:

     Securities sold, not yet purchased                  (978,000)      202,000
     Commissions payable                               (1,544,000)    1,170,000
     Income taxes payable                                (881,000)         --
     Deferred tax liability                                18,000          --
     Accrued expenses and other liabilities               181,000      (332,000)
                                                     ------------  ------------

     Net cash used in operating activities             (1,929,000)      798,000
                                                     ------------  ------------

Investing activities:
   Purchase of office furniture, equipment
     and leasehold improvements                              --         (99,000)
   Liquidation of investment in limited partnerships         --         433,000
   Goodwill                                                59,000          --
                                                     ------------  ------------

Net cash provided by (used in) investing activities        59,000       334,000
                                                     ------------  ------------

Financing activities:
   Stock sale by EarlyBirdCapital.com                  10,173,000          --
   Stock sale by Shochet Holdings                       7,612,000
   Satisfaction of subscription receivable                   --         121,000
   Issuance of treasury stock                           1,017,000       140,000
   Repayment of note payable                                 --         (94,000)
                                                     ------------  ------------

Net cash provided by financing activities              18,802,000       167,000
                                                     ------------  ------------
Net change in cash and cash equivalents                16,932,000     1,299,000
Cash and cash equivalents at beginning of year          7,747,000    10,553,000
                                                     ------------  ------------
Cash and cash equivalents at end of period           $ 24,679,000  $ 11,852,000
                                                     ============  ============

          See accompanying notes to consolidated financial statements.

             RESEARCH PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

1.  Basis of Presentation

The consolidated financial statements include the activities of Research Partners International, Inc. and its subsidiaries (the "Company"). The Company is primarily engaged in the following segments: full service retail brokerage, discounted retail brokerage, online investment banking and asset management. These segments provide securities brokerage, investment banking, online investing, merchant banking and asset management and trading services for individuals and corporations through the Company's subsidiaries.

The company's main operating subsidiaries are GKN Securities Corp. ("GKN"), EarlyBirdCapital, Inc. ("EarlyBird"), Shochet Securities, Inc. ("Shochet Securities") and Dalewood Associates, Inc. During the quarter ended April 30, 2000, EarlyBird raised $11 million of gross proceeds through a private placement; the Company retains a 65% equity interest in EarlyBird. Shochet Holding Corp., the direct parent of Shochet Securities, raised $9,405,000 of gross proceeds; the Company retains a 53.5% equity interest in Shochet Holding. As a result of these two transactions, a Minority Interest exists which appears in the Company's Consolidated Statement of Financial Conditions.

All significant intercompany accounts and transactions are eliminated in consolidation. In the opinion of management, the consolidated financial statements reflect all adjustments, which are all of a normal recurring nature, necessary for a fair statement of the Company's financial position and results of operations for the interim periods presented. These consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto for the year ended January 31, 2000, in its annual report on Form 10-K. Certain reclassifications have been made to the prior period amounts to conform to the current presentation.

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

2.  Segment and Geographic Area Data

The Company currently operates in four principal segments: Full Service Retail, Discounted Retail Brokerage, Online Investment Bank, and Asset Management. Each segment is managed separately based on types of products and services offered and the related client bases. The Company evaluates the performance of its segments based primarily on income before income taxes.

     o Full Service Retail - provides full service securities brokerage and trading services, through GKN, to a clientele which primarily consists of individuals who invest in OTC equity securities.

     o Discounted Retail - provides full service discount brokerage services, through Shochet Securities to a clientele consisting primarily of retired individuals who invest in exchange-listed equity securities, fixed income securities and mutual funds.

     o    Online investment bank - through EarlyBird.

     o Asset Management - provides asset management services to investors through Dalewood Associates, Inc., the general partner of Dalewood Associates, L.P. Dalewood Associates, L.P. is a private partnership which invests primarily in venture stage, pre-IPO companies. The Company also owns limited partnership interests in Dalewood Associates, Inc.

The Company allocates to segments certain overhead expenses based upon specified agreed-upon amounts. Certain of the segments incur interest expense on subordinated debt payable to the Company at contract rates. All such amounts are eliminated in consolidation.


                                                                      Online   Eliminations
                                Full Service Discounted  Investment   Asset       And
                                   Retail     Retail        Bank     Management All other    Total
                                ------------ ----------  ----------  ---------- ----------- --------
Three months ended:
April 30, 2000:                                                    "in thousands"
---------------
Revenues from external sources    $ 16,963  $  3,328    $    914    $    82    $    91     $ 21,378
Intersegment revenues             $     57  $      -    $      -    $     -    $   (57)    $      -
Loss before income taxes          $   (609) $   (360)   $   (558)   $  (289)   $  (370)    $ (2,186)

April 30, 1999:
Revenues from external sources    $ 10,561  $  2,298    $      -    $    11    $ 3,355     $ 16,214
Intersegment revenues             $    132  $      -    $      -    $     -    $  (132)    $      -
Income (Loss) before income taxes $    571  $    (10)   $      -    $    10    $    46     $    617

Balance Sheet data:
April 30, 2000:
Segment assets                    $ 15,927  $ 12,722    $ 10,746    $ 7,874    $ 9,226     $ 56,495

January 31, 2000
Segment assets                    $ 21,274  $  4,321    $    523    $ 8,123    $ 7,959     $ 42,200
                                  --------  --------    --------    -------    -------     --------

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

4.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share ("EPS"):
                                                        Three months ended
                                                             April 30,
                                                         2000            1999
                                                    -------------    -----------
Numerator for basic and diluted EPS:
   Income / Loss from continuing operations          $(1,311,000)   $   920,000
   Loss from discontinued operations                        --         (303,000)
                                                     -----------    -----------

   Net Income / Loss                                 $(1,311,000)   $   617,000
                                                     ===========    ===========

Denominator for basic EPS                              8,787,649      8,471,421
                                                     -----------    -----------

Denominator for diluted EPS                            8,787,649      8,724,612
                                                     -----------    -----------

Basic and diluted EPS from:
   Income / Loss from continuing operations          $     (0.15)   $      0.11
   Loss from discontinued operations                        --            (0.04)
                                                     -----------    -----------
   Net loss                                          $     (0.15)   $      0.07
                                                     ===========    ===========

5.   Supplemental Cash Flow Information
                                                          Three Months Ended
                                                              April 30,
                                                         2000           1999
                                                    -------------    -----------
Cash paid for:
   Income taxes                                     $    371,000    $   183,000
   Interest                                         $     35,733    $     3,010

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

The components of comprehensive loss for the three months ended April 30, 2000 and 1999 are as follows:
                                                        Three months ended
                                                             April 30,
                                                          2000          1999
                                                     -------------  -----------

Net income                                            (1,311,000)       617,000
Other comprehensive (loss):
   Foreign currency translation
     adjustments                                         (64,000)        (9,000)
                                                     -----------      ---------
Total comprehensive income  (loss)                   $(1,375,000)     $ 608,000
                                                     ===========      =========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following analysis of the consolidated results of operations and financial condition of Research Partners International, Inc. and Subsidiaries should be read in conjunction with the Consolidated Financial Statements included in Item 1 of this document and with the Management's Discussion and Analysis of the Financial Condition and Results of Operations included in the Company's Fiscal 2000 Annual Report on Form 10-K.

Business Environment

Our primary business activities include investment banking, online investing, merchant banking and asset management, securities brokerage and securities trading, with an emphasis on small- and mid-capitalization companies and early-stage growth companies, are subject to general economic and market conditions and the volatility of trading markets, specifically the small- and mid-capitalization market. We witnessed an extension of the favorable market conditions, which have existed through much of fiscal year 2000, for approximately half of the quarter ended April 30, 2000. But in the final half of the quarter, equity prices fell dramatically, while volume retreated from the record levels. Thus, while commission income comparisons were still very favorable, trading results were negatively impacted.

During the first quarter of fiscal 2001, the Company's strategic plans for EarlyBirdCapital.com and Shochet Holding, reached key milestones as both entities raised capital. EarlyBird raised $11 million of gross proceeds through a private placement; the Company retains a 65% equity interest in EarlyBird. Shochet Holding, the direct parent of Shochet Securities, raised $9,405,000 of gross proceeds; the Company retains a 53.5% equity interest in Shochet Holding. EarlyBird had a successful launch of its online investment bank, closing two deals. Shochet intends to offer brokerage and insurance services over the Internet, as it builds a portal directed toward the retirement community.

The results of operations for the three months ended April 30, 2000 are not necessarily indicative of the results which may be expected for the entire fiscal year.

Results of Operations

Three Months Ended April 30, 2000  vs. Three Months Ended April  30, 1999

Net loss for the three months ended April 30, 2000 was $1,311,000 as compared with net income of $617,000 for the three months ended April 30, 1999. Net income from continuing operations for the year-earlier quarter was $920,000. Basic and diluted loss per share of common stock was $0.15 for the first quarter of fiscal 2001 as compared to earnings of $0.07 for the fiscal 2000 quarter. Basic and diluted earnings from continuing operations per share of common stock was $0.11 for the first quarter of fiscal 2000, which ended on April 30, 1999.

Revenues

Total revenues increased by 59% to $21,378,000 for the first quarter of fiscal 2001, versus the year-earlier period, mainly as a result of an increase of commission revenues and investment banking fees; however, losses from principal transactions moderated some of the gains.

Commission revenues increased 58% to $18,907,000 in the first quarter of fiscal 2001. Trading volume increased 56% and was augmented by a modest increase in average commissions per ticket.

Investment banking revenues increased to $2,451,000 from $639,000 in the first quarter of fiscal 2000. The sharp advance reflected the initial contributions from the Company's online investment bank, EarlyBirdCapital, which closed two deals, and a significant addition from Shochet Securities which was part of the underwriting syndicate for Shochet Holding Corp's initial public offering.

Losses from principal transactions were $779,000 in the first quarter of fiscal 2001, versus a profit of $385,000 in the year-earlier period. The slump in equity prices in the latter part of the fiscal 2001 quarter was particularly acute for the small- and mid- capitalization stocks in which GKN makes a market.

Interest income increased 58% to $569,000 in fiscal 2001 as a result of increased interest on customer balances held at our clearing firm, as well as higher interest rates.

Other revenues were $230,000 in fiscal 2001, versus $63,000, as a result of management fees and partnership income derived from our asset management division.

Expenses

Total expenses for the first quarter of fiscal 2001 were $23,564,000, a 88% increase from the same quarter in fiscal 2000. The increase is attributable to increases in compensation and benefits and business development and other expenses. Part of the increase represented planned marketing and promotion initiatives at EarlyBirdCapital and Shochet Securities, as those entities seek to expand their brand name recognition.

Compensation and benefits expense increased 70% to $14,844,000. These expenses are primarily variable as commissions to brokers are paid as a percentage of commission revenues generated.

Occupancy and equipment expense in the fiscal 2001 quarter declined 21% to $967,000, reflecting the sublet of part of the company's home office space.

Communications expenses increased 10% to $873,000, primarily as a result of increased brokerage activity.

Professional fees increased by 43% to $717,000, mainly as a result of increased consulting and legal fees at GKN Securities.

Business development expenses were $1,950,000 in the fiscal 2001 quarter, versus $249,000 in the year-earlier period. EarlyBirdCapital accounted for over half the total, as it established its electronic investment bank. Shochet also had sharply higher advertising expenditures.

Other expenses increased sharply to $3,461,000 from $160,000, with the largest factors in the higher totals increased charges for unsecured debits of $1,309,000 and errors of $1,299,000. These reflected the turbulent market environment and sharp reduction in the price of equities, particularly small and mid- capitalization stocks during the quarter..

Income taxes

For the quarter ended April 30, 2000, our company booked an income tax recovery, against its consolidated pretax loss. Additionally, our company takes a full valuation on deferred tax assets primarily resulting from net operating loss carryforwards.

Discontinued Operations

During the second quarter of fiscal 2000, management discontinued the operations of the On-site Day Trading, and Institutional and Research segments of our business. After-tax losses for the first quarter of 2000 ended April 30, 1999 from these discontinued operations were $195,000 and $108,000, respectively.

Weighted average common shares outstanding

The weighted average number of common shares outstanding used in the computation of basic and diluted loss per common share was 8,787,649 for the first quarter of fiscal 2001, compared with 8,471,421 and 8,724,612 in basic and diluted, respectively, in the prior year's period.

Liquidity and Capital Resources

Approximately 59% of our company's assets at April 30, 2000 are highly liquid, consisting primarily of cash and cash equivalents, securities inventory and receivables from other broker-dealers, all of which fluctuate depending upon the levels of customer business and trading activity. Receivables from broker-dealers, which are primarily from our clearing broker, turn over rapidly. As a securities dealer, we may carry significant levels of securities inventory to meet customer needs. Our inventory of market-making securities is readily marketable; however, holding large blocks of the same security may limit liquidity and prevent realization of full market value for the securities. Securities owned, but not readily marketable, represent underwriter warrants and the securities underlying such warrants. The liquidity of these securities is limited. A relatively small percentage of our total assets are fixed. The total assets or the individual components of total assets may vary significantly from period to period because of changes relating to customer demand, economic and market conditions, and proprietary trading strategies.

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

During the quarter ended April 30, 2000, the Company's cash position increased approximately $16.9 million. During the quarter, two subsidiaries, EarlyBird and Shochet, sold stock with net proceeds of $10.2 million and $7.6 million, respectively.

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

Other Matters

Safe Harbor Cautionary Statement

We occasionally make forward-looking statements such as forecasts and projections of expected future performance or statements of our plans and objectives. When used in this quarterly report and in future filings with the SEC, in our press releases and in oral statements made with the approval an authorized executive officer, the words or phrases "will likely result," "the Company expects," "we intend or expect," "will continue," "is anticipated," "estimated," "project," or "outlook" or similar expressions, including confirmations by one of our authorized executive officers of any such expressions made by a third party regarding us with respect to the company are intended to identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We want to caution you not to place undue reliance on these forward-looking statements, each of which speaks only as of the date made. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Factors that could affect our results of operations and cause its results to differ from these statements include:

     o    industry factors beyond our control could adversely affect us

     o if there is a market downturn, our revenues are likely to decline and, if unable to reduce expenses at the same pace, our results of operations would deteriorate

     o our business involves small- and mid-capitalization companies which are subject to higher degree of risk and therefore could adversely affect our business

     o our business is subject to risks of losses from underwriting activities

     o the value of our investment account fluctuates due to factors beyond our control and may adversely affect our business

     o our merchant banking and proprietary trading investments may cause our operating results to fluctuate widely regardless of whether we have liquidated our investments and actually realized gain or loss

     o performance is not predictable regarding our asset management business; unsuccessful investments will result in diminished returns on our investments and lower performance fees

     o    we operate in a very competitive industry

     o    our expansion may not be successful

For a more complete discussion of these and other factors, see Exhibit 99 to our Annual Report on Form 10-K, for the fiscal year ended January 31, 2000. We have no obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of these statements.

Part II - OTHER INFORMATION

Item 2. Sales of Unregistered Securities during the three months ended April 30, 2000
          --------------

PART II OTHER INFORMATION

ITEM 2 SALES OF UNREGISTERED SECURITIES
                                                        Consideration
                                                        Received
                                                        And Description of
                                                        Underwriting or Other
                                                        Discount to Market
                                                        Price Afforded to
                   Title of             Number Sold     Purchasers
Date of  Sale      Security            Or Forfeited
-------------     ---------            ------------     --------------------

3/15/2000        Common stock             30,000        Stock granted as
                                                        employment bonus.
                                                        Subject to 3 year vest.
                                                        No cash consideration
                                                        Received  By Company.

4/14/2000        Common Stock            372,903        Incentive Bonus for
                                                        various Members of
                                                        Senior Management.
                                                        Partially paid in stock.
                                                        Subject to 3 year
                                                        "cliff" Vesting. No Cash
                                                        Consideration received
                                                        by Company.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:

         27 - Financial Data Schedule BD

         (b)  Reports on Form 8-K:

              None

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   RESEARCH PARTNERS INTERNATIONAL, INC.


Date:  July 26, 2000               /s/ John P. Margaritis
                                   ---------------------------
                                  John P. Margaritis
                                  Chief Executive Officer

                                 /s/ Robert M. Rosenberg
                                  ----------------------------
                                  Robert M. Rosenberg
                                  Chief Financial Officer

             RESEARCH PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES
                                  Exhibit Index

Number                     Description
------                     --------------

27                         Financial Data Schedule BD (04/30/00)