Form 10-K/A
period 2000-01-31
RESEARCH PARTNERS INTERNATIONAL INC
filed 2000-07-27
CIK 814774

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                (Amendment No. 1)

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

The Registrant hereby amends Exhibit 27, Financial Data Schedule BD, of its Annual Report on Form 10-K for the fiscal year ended January 31, 2000 as set forth in the attached exhibit.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    July 26, 2000                Research Partners International, Inc.

                                            /s/ Robert M. Rosenberg
                                      By:___________________________________
                                            Robert M. Rosenberg
                                            Chief Financial Officer