Form 10-Q
period 2000-07-31
FIREBRAND FINANCIAL GROUP INC
filed 2000-09-19
CIK 814774

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2000

or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________ to ________


Commission file number 0-21105

                         FIREBRAND FINANCIAL GROUP, INC.
             (Exact name of registrant as specified in its charter)


                 Delaware                                     13-3414302
     --------------------------------                     --------------------
     (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                       Identification No.)

     One State Street Plaza, New York, NY                       10004
     ------------------------------------                      ---------
    (Address of principal executive offices)                   (Zip Code)

                                 (212) 208-6500
               ---------------------------------------------------
              (Registrant's telephone number, including area code)


                     RESEARCH PARTNERS INTERNATIONAL, INC.
                   (Former Name if Changed Since Last Report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes X No___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                       Outstanding at September 15, 2000
------------------------------              ---------------------------------
Common Stock, $.0001 par value                       9,019,387 shares

                FIREBRAND FINANCIAL GROUP, INC. AND SUBSIDIARIES

                                      Index

Part I - Financial Information                                            Page
                                                                          ----

Item 1.   Financial Statements

     Consolidated Statements of Financial Condition as of
     July 31, 2000 (Unaudited) and January 31, 2000                        3

     Consolidated Statements of Operations for the three and six
     months ended July 31, 2000 and 1999 (Unaudited)                       4

     Consolidated Statements of Changes in Stockholders' Equity
     for the year ended January 31, 2000 and the six months
     ended July 31, 2000 (Unaudited)                                       5-6

     Consolidated Statements of Cash Flows for the six months
     ended July 31, 2000 and 1999 (Unaudited)                              7

     Notes to Consolidated Financial Statements                            8

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                              12

Item 3.   Quantitative and Qualitative Disclosures About Market Risk       16


Part II - Other Information

Item 2.   Sales of Unregistered Securities during the six months ended
          July 31, 2000                                                    18

Item 6.  Exhibits and Reports on Form 8-K                                  18

Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                FIREBRAND FINANCIAL GROUP, INC. AND SUBSIDIARIES

                 Consolidated Statements of Financial Condition

                                                        July 31,    January 31,
                                                          2000          2000
                                                    ------------    -----------
                                                     (Unaudited)
Assets

Cash and cash equivalents                           $ 20,422,000   $  7,747,000
Receivable from brokers and dealers                    3,841,000     12,216,000
Securities owned, at market value                      2,157,000      2,918,000
Securities owned, not readily marketable,
   at fair value                                       1,864,000      2,355,000
Investment in affiliate                               10,473,000      5,248,000
Investment fees receivable                               700,000      3,253,000
Loans receivable                                       1,089,000        987,000
Office furniture, equipment and leasehold
  improvements, net                                    3,298,000      2,529,000
Goodwill, net                                          1,526,000      1,592,000
Income taxes receivable                                  487,000        576,000
Other assets                                           2,913,000      2,779,000
                                                    ------------   ------------

Total assets                                        $ 48,770,000   $ 42,200,000
                                                    ============   ============

Liabilities and Stockholders' Equity
Liabilities:

   Securities sold, not yet purchased, at
    market value                                    $    730,000   $  1,677,000
   Commissions payable                                   734,000      3,045,000
   Deferred tax liability                              2,088,000      3,145,000
   Income taxes payable                                  572,000      1,028,000
   Accrued expenses and other liabilities              4,500,000      6,040,000
                                                    ------------   ------------
                                                       8,624,000     14,935,000

   Minority interests in net assets of
     subsidiaries                                      7,284,000              -
   Liability subordinated to the claims
     for general creditors                               314,000        314,000
                                                    ------------   ------------

     Total liabilities                                16,222,000     15,249,000
                                                    ------------   ------------

Stockholders' equity:
   Common stock, $.0001 par value; 35,000,000
     shares authorized; 9,209,875 shares issued;
      9,019,387 and 8,629,213 shares
      outstanding, respectively                            1,000          1,000
   Additional paid-in capital                         28,192,000     20,342,000
Retained earnings                                      5,450,000      9,206,000
   Accumulated other comprehensive
     income/(loss)                                        13,000        (51,000)
                                                    ------------   ------------
                                                      33,656,000     29,498,000
   Less treasury stock, at cost; 190,488 and
     580,662 shares                                   (1,108,000)    (2,547,000)
                                                    ------------   ------------

   Total stockholders' equity                         32,548,000     26,951,000
                                                    ------------   ------------

Total liabilities and stockholders'
   equity                                           $ 48,770,000   $ 42,200,000
                                                    ============   ============

          See accompanying notes to consolidated financial statements.

                FIREBRAND FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                             Three Months                   Six Months
                                              Ended July 31,               Ended July 31,
                                     ----------------------------   ----------------------------
                                         2000              1999         2000              1999
                                     -------------    -----------   ------------    ------------
Revenues:
   Commissions                        $  6,113,000   $  8,897,000   $ 25,020,000   $ 20,878,000
   Investment banking                       68,000      1,764,000      2,519,000      2,403,000
   Principal transactions                  352,000       (291,000)      (427,000)        94,000
   Equity in earnings of
    unconsolidated affiliates            1,900,000        630,000      1,900,000        630,000
   Asset management fees                   775,000         11,000        857,000         25,000
   Interest                                458,000        397,000      1,027,000        757,000
   Other                                    24,000         72,000        172,000        294,000
                                      ------------   ------------   ------------    -----------
Total revenues                           9,690,000     11,480,000     31,068,000     25,081,000
                                      ------------   ------------   ------------    -----------

Expenses:
   Compensation and benefits             6,274,000      7,500,000     21,118,000     16,369,000
   Occupancy and equipment               1,554,000      1,251,000      2,521,000      2,482,000
   Brokerage, clearing and
     exchange fees                       1,581,000        909,000      2,917,000      1,747,000
   Communications                          651,000        885,000      1,524,000      1,681,000
   Business development                  1,062,000        254,000      3,012,000        504,000
   Professional fees                     1,386,000        542,000      2,103,000      1,044,000
   Other                                   247,000        535,000      3,622,000        761,000
                                      ------------   ------------   ------------   ------------
Total expenses                          12,755,000     11,876,000     36,817,000     24,588,000
                                      ------------   ------------   ------------   ------------
(Loss) income from
   continuing operations                (3,065,000)      (396,000)    (5,749,000)       493,000
Minority interests in
   operations of subsidiaries             (438,000)            --       (936,000)            --
                                      ------------   ------------   ------------   ------------
(Loss) income before taxes              (2,627,000)      (396,000)    (4,813,000)       493,000
Income tax (benefit)
  provision                               (182,000)        35,000     (1,057,000)        35,000
                                      ------------   ------------   ------------   ------------
(Loss) income from
   continuing operations                (2,445,000)      (431,000)    (3,756,000        458,000
                                      ------------   ------------   ------------   ------------
Discontinued operations:
   Loss from operations of
     the discontinued
     Institutional and
     Research segment                            -       (229,000)             -       (322,000)

   Loss from disposal of
     the Institutional and
     Research segment                            -       (750,000)             -       (750,000)
   Loss from operations of
     the discontinued
     On-site Day Trading segment                 -       (285,000)             -       (465,000)
                                      ------------   ------------   ------------   ------------
                                                 -     (1,264,000)             -     (1,537,000)
                                      ------------   ------------   ------------   ------------
Net loss                              $ (2,445,000)  $ (1,695,000)  $ (3,756,000)  $ (1,079,000)
                                      ============   ============   ============   ============
Weighted average common shares
   outstanding - basic                   8,844,637      8,599,073      8,833,711      8,536,305
                                      ============   ============   ============   ============
Weighted average common shares
   outstanding - diluted                 8,844,637      8,599,073      8,833,711      8,536,305
                                      ============   ============   ============   ============
Basic EPS from:
   (Loss) income from continuing
     operations                       $      (0.28)  $      (0.05)  $      (0.43)  $       0.05
   Loss from discontinued operations             -          (0.15)             -          (0.18)
                                      ------------   ------------   ------------   ------------
   Net loss                           $      (0.28)  $      (0.20)  $      (0.43)  $      (0.13)
                                      ============   ============   ============   ============
Diluted EPS from:
   (Loss) income from continuing
     operations                       $      (0.28)  $      (0.05)  $      (0.43)  $      (0.05)
   Loss from discontinued
     operations                                  -          (0.15)             -          (0.18)
                                      ------------   ------------   ------------   ------------
   Net loss                           $      (0.28)  $      (0.20)  $      (0.43)  $      (0.13)
                                      ============   ============   ============   ============

          See accompanying notes to consolidated financial statements.

                FIREBRAND FINANCIAL GROUP, INC. AND SUBSIDIARIES
           Consolidated Statements of Changes in Stockholders' Equity
             For the Year Ended January 31, 2000 and the Six Months
                        Ended July 31, 2000 (Unaudited)

                                             Preferred Stock          Common Stock          Additional
                                         -----------------------  ---------------------      Paid-in
                                             Shares      Amt.        Shares       Amt.       Capital
                                         -----------  ----------  -----------   -------  --------------
Balance at January 31, 1999              1,140,000   $  114,000      9,209,875  $   1,000  $ 21,022,000

Net income                                       -            -              -          -             -
Starting bonuses awarded                         -            -              -          -      (147,000)
Stock options exercised                          -            -              -          -      (109,000)
Forfeiture of stock issued -
   compensation plan                             -            -              -          -       112,000
Stock issued - deferred

   compensation plan                             -            -              -          -       (93,000)
Stock issued - 401(k) plan                       -            -              -          -      (131,000)
Preferred stock conversion                (100,800)     (10,000)             -          -       (61,000)
Cancellation of preferred stock         (1,039,200)    (104,000)             -          -      (894,000)
Note receivable paid                             -            -              -          -       121,000
Amortization of unearned
   compensation                                  -            -              -          -       522,000
Translation adjustment                           -            -              -          -             -
                                      ------------   ----------   ------------   --------  ------------

Balance at January 31, 2000                      -   $        -      9,209,875   $  1,000  $ 20,342,000
                                      ============   ==========    ===========   ========  ============

Net income                                      -             -              -          -             -
Net proceeds of stock sale
   by EarlyBirdCapital.com                      -             -              -          -     9,978,000
Minority Interest - EarlyBirdCapital
    .com                               (3,735,000)            -              -          -             -
Net proceeds of stock sale
   By Shochet Holdings                         -              -              -          -     7,926,000
Minority Interest - Shochet Holdings           -              -              -          -    (4,485,000)
Stock options exercised                        -              -              -          -       (22,000)
Forfeiture of stock issued -
   compensation plan                           -              -              -          -        17,000
Stock issued - deferred
   compensation plan                           -              -              -          -      (120,000)
Stock issued - 401(k) plan                     -              -              -          -       (81,000)
Stock issued as employment bonus               -              -              -          -      (131,000)
Repurchase of stock for treasury               -              -              -          -             -
Stock issued  - compensation plan              -              -              -          -    (1,635,000)
Amortization of unearned
   compensation                                -              -              -          -       138,000
Translation adjustment                         -              -              -          -             -
                                      -----------    ----------     ------------  -------   ------------
Balance at July 31, 2000                       -     $        -      9,209,875   $  1,000   $28,192,000
                                      ============   ==========     ============ =========  ============



          See accompanying notes to consolidated financial statements.

(continued)
                FIREBRAND FINANCIAL GROUP, INC. AND SUBSIDIARIES

           Consolidated Statements of Changes in Stockholders' Equity
             For the Year Ended January 31, 2000 and the Six Months
                        Ended July 31, 2000 (Unaudited)

                                       (Accumulated     Accumulated
                                         Deficit)         Other             Treasury Stock
                                         Retained      Comprehensive   ------------------------
                                         Earnings      (Loss) Income     Shares          Amount       Total
                                       -------------  --------------   -----------      --------  -----------
Balance at January 31, 1999           $  4,351,000   $    (18,000)      (798,976)  $ (3,516,000) $ 21,954,000

Net income                               4,855,000              -              -              -     4,855,000
Starting bonuses awarded                         -              -         79,746        351,000       204,000
Stock options exercised                          -              -         66,631        294,000       185,000
Forfeiture of stock issued -
   compensation plan                             -              -        (27,046)      (112,000             -
Stock issued - deferred
   compensation plan                             -              -         34,676        153,000        60,000
Stock issued - 401(k) plan                       -              -         48,179        212,000        81,000
Preferred stock conversion                       -              -         16,128         71,000             -
Cancellation of preferred stock                  -              -              -              -      (998,000)
Note receivable paid                             -              -              -              -       121,000
Amortization of unearned
   compensation                                  -              -              -              -       522,000
Translation adjustment                           -        (33,000)             -              -       (33,000)
                                      ------------   ------------   ------------   ------------   ------------

Balance at January 31, 2000           $  9,206,000   $    (51,000)      (580,662)  $ (2,547,000)  $26,951,000


Net income                              (3,756,000)             -              -              -    (3,756,000)
Net proceeds of stock sale
   by EarlyBirdCapital.com                       -              -              -              -     9,978,000
Minority Interest - EarlyBirdCapital
    .com                                         -              -              -              -    (3,735,000)
Net proceeds of stock sale
   By Shochet Holdings                           -              -              -              -     7,926,000
Minority Interest - Shochet Holdings             -              -              -              -    (4,485,000)
Stock options exercised                          -              -         27,053        120,000        98,000
Forfeiture of stock issued -
   compensation plan                             -              -         (3,916)       (17,000)            -
Stock issued - deferred
   compensation plan                             -              -         47,951        210,000        90,000
Stock issued - 401(k) plan                       -              -         25,351        111,000        30,000
Stock issued as employment bonus                 -              -         30,000        131,000             -
Repurchase of stock for treasury                 -              -       (109,168)      (751,000)     (751,000)
Stock issued  - compensation plan                -              -        372,903      1,635,000             -
Amortization of unearned
   compensation                                  -              -              -              -       138,000
Translation adjustment                           -         64,000              -              -        64,000
                                      ------------   ------------   ------------   ------------   -----------
Balance at July 31, 2000              $  5,450,000   $     13,000       (190,488) $  (1,108,000)  $32,548,000
                                      ============   ============   ============   ============   ===========


          See accompanying notes to consolidated financial statements.

                FIREBRAND FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                            Six Months Ended July 31,
                                                                        2000                    1999
                                                                  ----------------        ----------------
Operating activities:
   Net loss                                                       $     (3,756,000)       $     (1,079,000)
Adjustments to reconcile net loss to net cash
     provided by (cash used) in operating activities:
      Depreciation and amortization                                        691,000                 395,000
      Equity in earnings of unconsolidated affiliate                    (1,900,000)               (630,000)
      Minority interests in operations of subsidiaries                    (936,000)                      -
      Loss on disposal of segment                                                -                 750,000
      Translation adjustment                                                64,000                 (19,000)
      Other                                                                 28,000                 891,000
                                                                  ----------------        ----------------
                                                                        (5,926,000)                308,000
   (Increase) decrease in operating assets:

     Receivable from brokers and dealers                                 8,375,000              (2,880,000)
     Securities owned, at market value                                     761,000              (1,508,000)
     Securities owned, not readily marketable                              491,000                (461,000)
     Investment fees receivable                                           (700,000)                      -
     Income taxes receivable                                                89,000                (150,000)
     Loans receivable                                                     (102,000)                237,000
     Other assets                                                         (134,000)               (158,000)
   Increase (decrease) in operating liabilities:

     Securities sold, not yet purchased                                   (947,000)              1,328,000
     Commissions payable                                                (2,311,000)               (975,000)
     Income taxes payable                                                 (456,000)                      -
     Deferred tax liability                                             (1,057,000)                      -
     Accrued expenses and other liabilities                             (1,540,000)                 13,000
                                                                  -----------------       ----------------
Net cash used in operating activities                                   (3,339,000)             (4,246,000)
                                                                  -----------------       -----------------
Investing activities:
   Purchase of office furniture, equipment
     and leasehold improvements                                         (1,137,000)               (214,000)
   Liquidation of investment in limited partnerships                             -                (195,000)
   Investment in limited partnership                                      (100,000)                      -
   Cash from disposal of segment                                                 -                 875,000
                                                                  -----------------       ----------------
Net cash (used in) provided by investing activities                     (1,237,000)                466,000
                                                                  ----------------        ----------------

Financing activities:
   Proceeds from issuance of EarlyBirdCapital.com stock                  9,978,000                       -
   Proceeds from issuance of  Shochet Holdings stock                     7,926,000                       -
   (Purchase) sale of treasury stock                                      (653,000)                261,000
   Repayment of note payable                                                     -                (182,000)
                                                                  ----------------       -----------------
Net cash provided by financing activities                               17,251,000                  79,000
                                                                  ----------------       -----------------

Net change in cash and cash equivalents                                 12,675,000              (3,701,000)
Cash and cash equivalents at beginning of year                           7,747,000              10,553,000
                                                                  ----------------       -----------------
Cash and cash equivalents at end of period                        $     20,422,000        $      6,852,000
                                                                  ================        ================

          See accompanying notes to consolidated financial statements.

                FIREBRAND FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

1.  Basis of Presentation

The consolidated financial statements include the activities of Firebrand Financial Group, Inc. and its subsidiaries (the "Company"). The Company is primarily engaged in the following segments: full service retail brokerage, discounted retail brokerage, online investment banking, and asset management. These segments provide securities brokerage, investment banking, online investing, merchant banking and asset management and trading services for individuals and corporations through the Company's subsidiaries.

The company's main operating subsidiaries are GKN Securities Corp. ("GKN"), EarlyBirdCapital, Inc. ("EarlyBird"), Shochet Securities, Inc. ("Shochet Securities") and Dalewood Associates, Inc.

On July 26, 2000, stockholders approved a change in the Company's name from Research Partners International, Inc. to Firebrand Financial Group, Inc. The change in the Company's name was effected to better reflect the focus of its business resulting from the disposition of its research subsidiary, Southeast Research Partners, Inc., and its composition as a group of financial service companies. The new name also reflects the Company's mission as a holding company of financial services entities. Effective July 27, 2000 the Company's stock symbol changed to FFGI.

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

The Company's principal business activities are affected by many factors, including general economic and market conditions, which can result in substantial fluctuations in the Company's revenues and net income. Therefore, the results of operations for the six months ended July 31, 2000, are not necessarily indicative of the results which may be expected for the entire fiscal year.

2.  Segment and Geographic Area Data

The Company currently operates in four principal segments: Full Service Retail, Discounted Retail Brokerage, Online Investment Banking, and Asset Management. Each segment is managed separately based on types of products and services offered and the related client bases. The Company evaluates the performance of its segments based primarily on income before income taxes.

     o Full Service Retail - provides full service securities brokerage and trading services, through GKN, to a clientele, which primarily consists of individuals who invest in OTC equity securities.

     o Discounted Retail - provides full service discount brokerage services, through Shochet Securities to a clientele consisting primarily of retired individuals who invest in exchange-listed equity securities, fixed income securities and mutual funds.

     o Online investment banking - through EarlyBirdCapital, Inc., which provides an online community for the financing and development of early stage companies. This Internet-based investment bank provides client companies with advisory services and access to capital, and qualified investors with readily accessible investment opportunities.

     o Asset Management - provides asset management services to investors through Dalewood Associates, Inc., the general partner of Dalewood Associates, L.P. Dalewood Associates, L.P. is a private partnership which invests primarily in venture stage, pre-IPO companies. The Company also owns limited partnership interests in Dalewood Associates, Inc.

The Company allocates to segments certain overhead expenses based upon specified agreed-upon amounts. Certain of the segments incur interest expense on subordinated debt payable to the Company at contract rates. All such amounts are eliminated in consolidation. The amounts below are in thousands.

                                                                        Online                      Eliminations
                                        Full Service   Discounted     Investment        Asset            and
                                           Retail        Retail          Bank         Management      All other       Total
                                        ------------- -------------- -------------- --------------- -------------- -------------
Income Statement
Three months ended:

July 31, 2000:
Revenues from external sources             $ 4,672       $  1,268       $    441        $  2,675       $    634       $ 9,690
Intersegment revenues                           32              -              -               -            (32)            -
(Loss) income before income taxes           (4,496)          (657)        (1,714)          3,043          1,197        (2,627)

July 31, 1999:
Revenue from external sources             $  8,520       $  1,713        $     -        $    644        $   207      $ 11,084
Intersegment revenues                           57              -              -               -            (57)            -
(Loss) income before income tax               (976)           (10)             -             643            590         (396)

Six months ended:
July 31, 2000:

Revenues from external sources            $ 21,635       $  4,596       $  1,355        $  2,757       $    725      $ 31,068
Intersegment revenues                           64              -              -               -            (64)            -
(Loss) income before income taxes           (5,105)        (1,017)        (2,272)          2,754            827        (4,813)

July 31, 1999:
Revenue from external sources             $ 19,156       $  3,933        $     -        $    655       $    580      $ 24,324
Intersegment revenues                          114              -              -               -           (114)            -
(Loss) income before income tax               (405)           175              -             654             69           493

Balance Sheet data:

July 31, 2000:
Segment assets                            $ 11,191       $  9,625      $   9,004       $  10,702       $  8,248      $ 48,770

July 31, 1999:
Segment assets                            $ 12,860       $  3,498      $       -       $   2,014       $  8,748      $ 27,120

The Company's principal operations are located in the United States. The Company maintains an office in Europe. Gross revenues from operations in Europe represent less than 1% of the Company's overall revenues.

3.  Net Capital Requirements

GKN, EarlyBird and Shochet Securities, are registered broker-dealers with the Securities and Exchange Commission ("SEC") and member firms of the National Association of Securities Dealers, Inc. ("NASD"). As such, GKN, EarlyBird and Shochet Securities are subject to the SEC's net capital rule, which requires the maintenance of minimum net capital.

GKN has elected to compute net capital using the alternative method permitted by the net capital rule, which requires that it maintain minimum net capital, as defined, to be greater than or equal to $250,000. At July 31, 2000, GKN had net capital of $1,497,000.

EarlyBird has elected to compute net capital under the standard aggregate indebtedness method permitted by the net capital rule, which requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. At July 31, 2000, EarlyBird had net capital of $1,283,000 and a net capital requirement of $100,000.

Shochet Securities has also elected to compute net capital under the standard aggregate indebtedness method permitted by the net capital rule. At July 31, 2000, Shochet Securities had net capital of $1,763,000 and a net capital requirement of $100,000.

4.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share ("EPS"):

                                                          Three months ended               Six months ended
                                                               July 31,                        July 31,
                                                    ------------------------------   ----------------------------
                                                         2000            1999             2000            1999
                                                    -------------    -------------   -------------   ------------
Numerator for basic and diluted EPS:
   (Loss) income from continuing operations         $  (2,445,000)   $    (431,000)  $(3,756,000)    $    458,000
   Loss from discontinued operations                        --          (1,264,000)          --        (1,537,000)
                                                    -------------    -------------   -------------   ------------

   Net loss                                         $  (2,445,000)   $  (1,695,000)  $ (3,756,000)   $ (1,079,000)
                                                    =============    =============   =============   ============

Denominator for basic EPS                               8,844,637        8,599,073      8,833,711       8,536,305
                                                    =============    =============   =============   =============

Denominator for diluted EPS                             8,844,637        8,599,073      8,833,711       8,536,305
                                                    =============    =============   =============   =============

Basic EPS from:
   (Loss) income from continuing operations         $       (0.28)   $      (0.05)   $       (0.43)  $        0.05
   Loss from discontinued operations                          --            (0.15)             --            (0.18)
                                                    -------------    -------------   -------------   --------------
   Net loss                                         $       (0.28)   $      (0.20)   $       (0.43)  $       (0.13)
                                                    =============    ============    =============   =============

Diluted EPS from:
   (Loss) income from continuing operations         $       (0.28)   $      (0.05)   $       (0.43)  $        0.05
   Loss from discontinued operations                          --            (0.15)             --            (0.18)
                                                    -------------    -------------   --------------- --------------

   Net loss                                         $       (0.28)   $      (0.20)   $       (0.43)  $       (0.13)
                                                    =============    ============    =============   ==============

5.   Supplemental Cash Flow Information

                                                           Six months ended
                                                               July 31,
                                                         2000            1999
                                                    -------------    ----------
Cash paid for:
   Income taxes                                     $  371,000      $ 185,000

Non-cash financing transactions:
   Treasury stock issued

     - for compensation plan                        $  138,000      $ 204,000
     - to 401(k) plan                               $   30,000      $  81,000
     - to deferred compensation plan                $   90,000      $  60,000

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

The components of comprehensive loss for the three and six months ended July 31, 2000 and 1999 are as follows:

                                                         Three months ended                Six months ended
                                                              July 31,                         July 31,
                                                   -------------------------------  -------------------------------
                                                         2000            1999             2000            1999
                                                   --------------  ---------------  --------------  ---------------
Net loss                                           $   (2,445,000) $    (1,695,000) $   (3,756,000) $    (1,079,000)
Other comprehensive loss:
   Foreign currency translation
     adjustments                                          128,000          (10,000)        (64,000)         (19,000)
                                                   --------------  ---------------- --------------- ---------------

Total comprehensive loss                           $   (2,317,000) $    (1,705,000) $   (3,820,000) $    (1,098,000)
                                                   ==============  ===============  ==============  ===============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following analysis of the consolidated results of operations and financial condition of Firebrand Financial Group, Inc. and Subsidiaries should be read in conjunction with the Consolidated Financial Statements included in Item 1 of this document and with the Management's Discussion and Analysis of the Financial Condition and Results of Operations included in the Company's Fiscal 2000 Annual Report on Form 10-K.

Business Environment

Our primary business activities include investment banking, online investing, merchant banking and asset management, securities brokerage and securities trading, with an emphasis on small- and mid-capitalization companies and early-stage growth companies. These activities are subject to general economic and market conditions and the volatility of trading markets, specifically the small- and mid-capitalization market. We witnessed an extension of the favorable market conditions, which had existed through much of fiscal year 2000, for the initial stages of fiscal 2001, but during the last quarter and a half, through the end of the second fiscal quarter, volume retreated significantly from the record levels, particularly in the small and mid-capitalization sectors. This volatility also characterizes our asset management activities, both through performance fees and the company's investment in Dalewood LP.

During the first half of fiscal 2001, the Company's strategic plans for EarlyBirdCapital.com and Shochet Holding reached key milestones as both entities raised capital. EarlyBird raised $11 million of gross proceeds through a private placement; the Company retains a 64.5% equity interest in EarlyBird. Shochet Holding, the direct parent of Shochet Securities, raised $9,405,000 of gross proceeds; the Company retains a 53.5% equity interest in Shochet Holding.

The results of operations for the six months ended July 31, 2000 are not necessarily indicative of the results which may be expected for the entire fiscal year.

Results of Operations

Three Months Ended July 31, 2000  vs. Three Months Ended July 31, 1999

Net loss for the three months ended July 31, 2000 was $2,445,000, as compared with a net loss of $1,695,000 for the three months ended July 31, 1999. Net loss from continuing operations for the year-earlier quarter was $431,000. Basic and diluted loss per share of common stock was $0.28 for the second quarter of fiscal 2001 as compared to a loss of $0.20 for the fiscal 2000 quarter. Basic and diluted loss from continuing operations per share of common stock was $0.05 for the second quarter of fiscal 2000, which ended on July 31, 1999.

Revenues

Total revenues decreased by 16% to $9,690,000 for the second quarter of fiscal 2001, versus the year-earlier period, mainly as a result of declines in commission revenues and investment banking fees.

Commission revenues decreased 31% to $6,113,000 in the second quarter of fiscal 2001, versus the year-earlier period. Such drop was primarily due to a decrease in trading volume, which was aproximately 7% lower, with the remaining decline resulting from reduced average commissions per ticket, reflecting the steep drop in small and mid-capitalization equity prices period over period.

Investment banking revenues were nominal at $68,000, versus $1,764,000 in the second quarter of fiscal 2000. The relatively low level for the consolidated company reflected dramatically lower investment banking activity. In the year-earlier period, our Company raised $17,670,000 for corporate clients through one public offering and one private placement.

The gain from principal transactions was $352,000, contrasted with a loss of $291,000 in the year-earlier period.

Asset management activities generated revenues of $2,675,000, up from $641,000 in the year-earlier period. Revenues benefited from the increased value of assets under management and the corresponding fee for managing those assets. Such value and accordingly the amount of revenues generated may vary significantly from period to period depending upon the market value of the underlying securities being managed, which is dependent upon economic and market conditions. Equity in earnings of unconsolidated affiliates was $1,900,000 in the second quarter of fiscal 2001, versus $630,000 in the year-earlier period, reflecting the increase in the value of assets managed by Dalewood Associates LP, a private investment fund. Asset management fees rose to $775,000, versus $11,000 in the fiscal 2000 period.

Interest income increased 15% to $458,000 in fiscal 2001 as a result of contributions from newly raised capital at Earlybird and Shochet Holdings.

Other revenues were $24,000 in fiscal 2001, versus $72,000.

Expenses

Total expenses for the second quarter of fiscal 2001 were $12,755,000, a 7.4% increase from the same quarter in fiscal 2000. The increase is attributable to increases in brokerage, clearing & exchange fees, professional fees, and business development expenses. Part of the increase represented planned marketing and promotion initiatives at Earlybird and Shochet Securities, as those entities seek to expand their brand name recognition.

Compensation and benefits expense decreased 16% to $6,274,000. Additonal staffing at Earlybird and the parent offset to a large extent sharper declines in commissions to brokers.

Occupancy and equipment expense in the fiscal 2001 quarter increased 24% to $1,554,000, reflecting an increased amount of equipment.

Brokerage, clearing and exchange fees fees rose to $1,581,000 from $909,000, largely reflecting higher arbitration expenses.

Communications expense declined 26% to $651,000, reflecting reduced commission activity and more favorable service contracts.

Professional fees increased to $1,386,000 from $542,000, mainly as a result of increased consulting and legal fees at GKN Securities and Earlybird.

Business development expenses were $1,062,000 in the fiscal 2001 quarter, versus $254,000 in the year-earlier period. Shochet and Earlybird both had significant expenditures in establishing their online presences and broadening their brand name recognition.

Other expenses decreased to $247,000 from $535,000 in the year-earlier period.

Minority Interest

The sale of 46.5% of Shochet Holdings and 35.5% of Earlybirdcapital.com in the first quarter of fiscal 2001 created minority interest accounts; for the second quarter, the minority interests absorbed part of the operating losses of those two entities, providing a $438,000 benefit to the company.

Income Taxes

For the quarter ended July 31, 2000, the company booked an income tax recovery of $182,000, against its consolidated pretax loss.

Discontinued Operations

During fiscal 2000, management discontinued the operations of the On-site Day Trading, and Institutional and Research segments of our business. After-tax losses for the second quarter of 2000 ended July 31, 1999 from these discontinued operations were $1,264,000.

Six Months Ended July 31, 2000  vs. Six Months Ended July 31, 1999

Net loss for the six months ended July 31, 2000 was $3,756,000, as compared with a net loss of $1,079,000 for the six months ended July 31, 1999. Net earnings from continuing operations for the year-earlier period was $458,000. Basic and diluted loss per share of common stock was $0.43 for the first half of fiscal 2001 as compared to a loss of $0.13 for the fiscal 2000 period. Basic and diluted gain from continuing operations per share of common stock was $0.05 for the first half of fiscal 2000, which ended on July 31, 1999.

Revenues

Total revenues increased by 24% to $31,068,000 for the first half of fiscal 2001, versus the year-earlier period, mainly as a result of higher revenues from commission and asset management activities.

Commission revenues increased 20% to $25,020,000 in the first half of fiscal 2001. Although trading volume was sharply higher in the first quarter, commission revenues were moderated by a decline in average commissions per ticket, primarily due to the steep drop in small and mid - capitalization equity prices in the latter stages of the fiscal 2001 period.

Investment banking revenues were up 4.8% at $2,519,000, versus $2,403,000 in the fiscal 2000 period. Reduced totals at GKN were more than offset by Earlybird's initial activity. Earlybird successfully led four private placements raising $26 million, including a round of financing for itself.

A loss from principal transactions of $427,000 was recorded, reflecting difficult market conditions in the first quarter, versus a gain of $94,000 in the year-earlier period.

Asset management activities generated revenues of $2,757,000, up from $655,000 in the year-earlier period. Revenues benefited from the increased value of assets under management and the corresponding fee for managing those assets. Such value and accordingly the amount of revenues generated may vary significantly from period to period depending upon the market value of the underlying securities being managed, which is dependent upon economic and market conditions. Equity in earnings of unconsolidated affiliates were $1,900,000 in the second quarter of fiscal 2001, versus $630,000 in the year-earlier period, reflecting excellent results at Dalewood Associates LP, a private investment fund. Asset management fees rose to $857,000, versus $25,000 in the fiscal 2000 period.

Interest income increased 36% to $1,027,000 in fiscal 2001 as a result of contributions from newly raised capital at Earlybirdcapital.com and Shochet Holdings, as well as favorable comparisons early in the fiscal 2001 period on customer margin balances versus the year-earlier totals.

Other revenues were $172,000 in fiscal 2001, versus $294,000.

Expenses

Total expenses for the first half of fiscal 2001 were $36,817,000, a 50% increase from the same period in fiscal 2000. The increase is attributable to increases in compensation, arbitration expenses, professional fees, business development and other expenses. Part of the increase represented planned marketing and promotion initiatives at EarlyBirdCapital and Shochet Securities, as those entities seek to expand their brand name recognition.

Compensation and benefits expense rose 29% to $21,118,000. Higher commission expenses, as well as additional staffing at Earlybird and the parent were primarily responsible.

Occupancy and equipment expense in the fiscal 2001 period increased 1.6% to $2,521,000, reflecting increased amount of equipment.

Brokerage, clearing and exchange fees rose to $2,917,000 from $1,747,000, largely reflecting higher arbitration expenses.

Communications expense declined 9.3%, reflecting more favorable service contracts, despite higher volume.

Professional fees increased to $2,103,000, from $1,044,000, mainly as a result of increased consulting and legal fees at GKN Securities and Earlybird.

Business development expenses were $3,012,000 in the fiscal 2001 half, versus $504,000 in the year-earlier period. Shochet and Earlybird were responsible for the increase as they established their online presences.

Other expenses increased to $3,622,000 from $761,000, with the largest factors: sharply higher errors and unsecured debits. Much of this adverse activity occurred during the dramatic sell-off in small and mid-capitalization stocks in the first quarter of fiscal 2001.

Minority Interest

The sale of 46.5% of Shochet Holdings and 35.5% of Earlybircapital.com in the first quarter of fiscal 2001 created minority interest accounts; for the first half of fiscal 2001, the minority interests absorbed part of the operating losses of those two entities, providing a $936,000 benefit to the company.

Income taxes

For the six months ended July 31, 2000, our company booked an income tax recovery of $1,057,000 against its consolidated pretax loss.

Discontinued Operations

There have been no discontinued operations in fiscal 2001. During fiscal 2000, management discontinued the operations of the On-site Day Trading, and Institutional and Research segments of our business. After-tax losses for the six months ended July 31, 1999 from these discontinued operations were $1,537,000.

Weighted average common shares outstanding

The weighted average number of common shares outstanding used in the computation of basic and diluted loss per common share was 8,833,711 for the first half of fiscal 2001, compared with 8,536,305 in the prior year's period. The weighted average number of common shares outstanding used in the computation of basic and diluted loss per common share was 8,844,637 for the second quarter of fiscal 2001, compared with 8,599,073 in the prior year's period.

Liquidity and Capital Resources

Approximately 55% of our company's assets at July 31, 2000 are highly liquid, consisting primarily of cash and cash equivalents, securities inventory and receivables from other broker-dealers, all of which fluctuate depending upon the levels of customer business and trading activity. Receivables from broker-dealers, which are primarily from our clearing broker, turn over rapidly. As a securities dealer, we may carry significant levels of securities inventory to meet customer needs. Our inventory of market-making securities is readily marketable; however, holding large blocks of the same security may limit liquidity and prevent realization of full market value for the securities. Securities owned, but not readily marketable, represent underwriter warrants and the securities underlying such warrants. The liquidity of these securities is limited. A relatively small percentage of our total assets are fixed. The total assets or the individual components of total assets may vary significantly from period to period because of changes relating to customer demand, economic and market conditions, and proprietary trading strategies.

Our domestic operating brokerage subsidiaries, GKN, Shochet Securities and EarlyBirdCapital are subject to the net capital rules of the NASD and the SEC. They and our company, therefore, are subject to certain restrictions on the use of capital and its related liquidity. GKN's, Shochet Securities' and EarlyBirdCapital's respective net capital positions as of July 31, 2000 were $1,497,000, $1,763,000 and $1,283,000, which were $1,247,000, $1,663,000 and
$1,183,000, respectively, in excess of their respective net capital requirements.

During the six months ended July 31, 2000, the Company's cash position increased approximately $12.7 million. During the period, two subsidiaries, EarlyBirdCapital and Shochet, sold stock with net proceeds of $9.9 million and $7.9 million, respectively. Operating losses reduced the increase.

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

For a more complete discussion of these and other factors, see Exhibit 99 to our Annual Report on Form 10-K for the fiscal year ended January 31, 2000. We have no obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of these statements.

Part II - OTHER INFORMATION

Item 2.   Sales of Unregistered Securities during the six months ended
          July 31, 2000


ITEM 2 SALES OF UNREGISTERED SECURITIES
                                                       Consideration
                                                       Received
                                                       And  Description of
                                                       Underwriting or Other
                                                       Discount to Market
                                                       Price Afforded to
Sold                 Title of            Number Sold   Purchasers
Date                 Security            Or Forfeited
-----------          ------------        -----------   ----------------------
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


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:

          27  Financial Data Schedule BD (7/31/00)

         (b)  Reports on Form 8-K:

         A current report on form 8-K dated July 26, 2000 reported the change in the registrant's name and trading symbol.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 FIREBRAND FINANCIAL GROUP, INC.

                                 /s/ John P. Margaritis
Date:  September 15, 2000        ----------------------------------
                                 John P. Margaritis
                                 Chief Executive Officer

                                 /s/ Robert M. Rosenberg
                                 --------------------------
                                 Robert M. Rosenberg
                                 Chief Financial Officer

                FIREBRAND FINANCIAL GROUP, INC. AND SUBSIDIARIES
                                  Exhibit Index

Number          Description
-------         -------------------------------------
27              Financial Data Schedule BD (07/31/00)