Form 10-Q
period 2000-10-31
FIREBRAND FINANCIAL GROUP INC
filed 2000-12-15
CIK 814774

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2000

or

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

                                 (212) 208-6500
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes X No___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                    Outstanding at December 15, 2000
-----                                    --------------------------------
Common Stock, $.0001 par value                 8,992,487 shares

                FIREBRAND FINANCIAL GROUP, INC. AND SUBSIDIARIES

                                      Index

Part I - Financial Information                                             Page
                                                                           ----
Item 1.   Financial Statements

     Consolidated Statement of Financial Condition as of
     October 31, 2000 (Unaudited) and January 31, 2000                       3

     Consolidated Statement of Operations for the three and nine
     months ended October 31, 2000 and 1999 (Unaudited)                      4

     Consolidated Statement of Changes in Stockholders' Equity for the year ended January 31, 2000 and the nine months

     ended October 31, 2000 (Unaudited)                                      5

     Consolidated Statement of Cash Flows for the nine months
     ended October 31, 2000 and 1999 (Unaudited)                             7

     Notes to Consolidated Financial Statements                              8

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                               12

Item 3.   Quantitative and Qualitative Disclosures About Market
          Risk                                                              16


Part II - Other Information

Item 2.   Sales of Unregistered Securities during the nine months
          ended October 31, 2000                                            18

Item 6.  Exhibits and Reports on Form 8-K                                   18

Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                 FIREBRAND FINANCIAL GROUP INC, AND SUBSIDIARIES
                 Consolidated Statements of Financial Condition


     Assets                                         October 31,     January 31,
                                                      2000             2000
                                                  --------------   ------------
                                                    (Unaudited)

    Cash and cash equivalents                       $  7,623,000   $  4,715,000
    Receivable from broker dealers                     1,497,000        407,000
    Securities owned at market value                   3,817,000        635,000
    Securities owned, not readily
       marketable, at fair value                       1,543,000      1,543,000
    Investment in affiliates                          11,594,000      5,248,000
    Investment in discontinued operations              7,628,000     11,552,000
    Investment fees receivable                           300,000      3,253,000
    Loans receivable                                     388,000        987,000
    Office furniture, equipment and leasehold
       improvements, net                               1,987,000      1,346,000
    Goodwill, net                                      1,508,000      1,592,000
    Income taxes receivable                              135,000        223,000
    Other assets                                       1,744,000      1,117,000
                                                    ------------   ------------

            Total Assets                            $ 39,764,000   $ 32,618,000
                                                    ============   ============

                      Liabilities and Stockholders' Equity

    Securities sold, not yet purchased, at
       market value                                 $     12,000   $     40,000
    Commissions payable                                  193,000        240,000
    Deferred tax liability                             2,088,000      3,145,000
    Income taxes payable                                 595,000      1,028,000
    Payable to related parties                         2,000,000           --
    Accrued expenses and other liabilities               513,000        900,000
                                                    ------------   ------------
                                                       5,401,000      5,353,000

    Minority interests in net assets of
        subsidiaries                                   8,689,000           --
    Liabilities subordinated to the claims of
        general creditors                                314,000        314,000
                                                    ------------   ------------

            Total Liabilities                         14,404,000      5,667,000
                                                    ------------   ------------

    Common stock ($.0001 par value;
            35,000,000 shares authorized;
            9,209,875 shares issued;
            9,019,387 and 8,629,213 shares
            outstanding, respectively)                     2,000          1,000
    Additional paid-in capital                        26,960,000     20,342,000
    Retained earnings                                   (510,000)     9,206,000
    Accumulated other comprehensive income (loss)         16,000        (51,000)
                                                    ------------   ------------
                                                      26,468,000     29,498,000

    Less treasury stock, at cost: 190,488 and
         580,662 shares respectively (1,108,000)      (2,547,000)
                                                    ------------   ------------

            Total Stockholders' Equity                25,360,000     26,951,000
                                                    ------------   ------------

            Total Liabilities and Stockholders'
               Equity                               $ 39,764,000   $ 32,618,000
                                                    ============   ============

      See accompanying notes to consolidated financial statements.
                                       3

               FIREBRAND FINANCIAL GROUP, INC AND SUBSIDIARIES
                      Consolidated Statements of Operations

                                        Three months                           Nine months
                                      Ended October 31,                           Ended October 31,
                                      ------------------------------          --------------------------
                                         2000              1999                  2000           1999
                                      ------------      ------------          -----------    -----------
Revenues:
   Commissions                        $ 1,097,000       $ 1,515,000           $ 4,943,000    $6,017,000
   Investment banking                     281,000           136,000            1,738,000         52,600
   Principal transactions                (723,000)         (308,000)              24,000       (214,000)
   Equity in earnings of
     unconsolidated                    (1,025,000)                -              875,000        630,000
   Asset management fees                 (282,000)           14,000              575,000         38,668
   Interest                               536,000           255,000            1,105,000        716,000
   Other revenue                          835,000            44,000              893,000        (70,904)
                                      ------------      ------------          -----------    -----------

Total revenues                          $ 719,000       $ 1,656,000           $ 10,153,000   $7,169,364
                                      ------------      ------------          -----------    -----------
Expenses:
   Compensation and benefits          $ 3,599,000       $ 1,050,000           $ 7,801,000    $3,493,000
   Occupancy and equipment              1,149,000           305,000            1,754,000        833,000
   Communications                         214,000           152,000              744,000        532,000
   Brokerage, clearing and
     exchange fees                        297,000           259,000              911,000        928,000
   Professional fees                      143,000           199,000              894,000        314,000
   Business development                   283,000            48,000            2,909,000        168,000
   Other expenses                         271,000           316,000            1,019,000        676,400
                                      ------------      ------------          -----------    -----------
Total Operating Expenses                5,956,000         2,329,000           16,032,000      6,944,400
                                      ------------      ------------          -----------    -----------
Income (Loss) from continuing
    operation                          (5,237,000)         (673,000)          (5,879,000)       224,964
Minority interest in operations
     of subs                           (1,094,000)                -           (2,030,000)             -
                                      ------------      ------------          -----------    -----------
Income (Loss) before taxes             (4,143,000)         (673,000)          (3,849,000)       224,964
Income tax (benefit) provision                  -           142,000           (1,057,000)       177,000
                                      ------------      ------------          -----------    -----------
Income (Loss) from continuing
   operation                           (4,143,000)         (815,000)          (2,792,000)        47,964
                                      ------------      ------------          -----------    -----------
Discontinued operations:
   Loss from operations of the
      discontinued GKN
      Securities segment net
      of income tax benefit of $0      (1,819,000)       (2,831,000)          (6,924,000)    (3,237,000)
   Loss from operations of the
      discontinued Institutional
      and Research segment, net of
      income tax benefit of $0 and
      $223,000, and $0 and $213,000,
      respectively                              -                 -                    -       (322,000)
   Loss from disposal of the
      Institutional and Research segment        -                 -                    -       (750,000)
   Loss from operation of the discontinued
     On-site Day Trading segment, net of
     income tax benefit of $0 and $37,000
     and $0 and $81,000, respectively           -                 -                    -       (465,000)
                                      ------------      ------------          -----------    -----------
                                       (1,819,000)       (2,831,000)          (6,924,000)    (4,774,000)
                                      ------------      ------------          -----------    -----------
Net Income (Loss)                     $(5,962,000)      $ (3,646,000)         $(9,716,000)   $ (4,726,036)
                                      ============      ============          ===========    ===========
Weighted average common shares
   outstanding - basic and diluted      9,019,387         8,623,180            8,895,603      8,565,581
                                      ============      ============          ===========    ===========
Basic and diluted EPS from:
   Loss from continuing operations        $ (0.46)          $ (0.09)             $ (0.31)        $ 0.01
   Loss from discontinued operations        (0.20)            (0.33)               (0.78)         (0.56)
                                      ------------      ------------          -----------    -----------
   Net loss                               $ (0.66)          $ (0.42)             $ (1.09)       $ (0.55)
                                      ============      ============          ===========    ===========

          See accompanying notes to consolidated financial statements.

                FIREBRAND FINANCIAL GROUP INC. AND SUBSIDIARIES
           Consolidated Statements of Changes in Stockholders' Equity
 For the Year Ended January 31, 2000 and the Nine Months Ended October 31, 2000
                               (Unaudited)

                                      Preferred Stock         Common Stock     Additional
                                   -------------------    -----------------      Paid-in
                                     Shares      Amt.       Shares     Amt.      Capital
                                    ---------   --------- ---------   -------- ----------
 Balance at January 31, 1999        1,140,000   $ 114,000 9,209,875     $ 1,000   $ 21,022,00

 Net income                                 -           -         -           -            -
 Starting bonuses awarded                   -           -         -           -     (147,000)
 Stock options exercised                    -           -         -           -     (109,000)
 Forfeiture of stock issued -
    compensation plan                       -           -         -           -      112,000
 Stock issued - deferred
    compensation plan                       -           -         -           -      (93,000)
 Stock issued - 401(k) plan                 -           -         -           -     (131,000)
 Preferred stock conversion          (100,800)    (10,000)        -           -      (61,000)
 Cancellation of preferred stock   (1,039,200)   (104,000)        -           -     (894,000)
 Note receivable paid                       -           -         -           -      121,000
 Amortization of unearned
    compensation                            -           -         -           -      522,000
 Translation adjustment                     -           -         -           -            -
                                  -----------   ---------  --------     -------  ------------
 Balance at January 31, 2000               -    $       - 9,209,875     $ 1,000 $20,342,000
                                  ===========   =========  =========    ======== ===========

 Net income                                 -           -         -           -            -
 Net proceeds of stock sale
    by EarlyBirdCapital.com                 -           -         -           -    9,978,000
 Minority Interest - EarlyBirdCapital.com                                         (6,234,000)
 Net proceeds of stock sale
    By Shochet Holdings                     -           -         -           -    7,926,000
 Minority Interest - Shochet Holdings       -           -         -           -   (4,485,000)
 Stock options exercised                    -           -         -           -      (22,000)
 Forfeiture of stock issued -
    compensation plan                       -           -         -           -       17,000
 Stock issued - deferred
    compensation plan                       -           -         -           -     (120,000)
 Stock issued - 401(k) plan                 -           -         -           -      (81,000)
 Stock issued as employment bonus           -           -         -           -     (132,000)
 Repurchase of stock for treasury           -           -         -           -            -
 Stock issued  - compensation plan          -           -         -           -   (1,635,000)
 Amortization of unearned
    compensation                            -           -         -           -      277,000
 Investment in Angeltips                    -           -         -       1,000    1,129,000
 Translation adjustment                     -           -         -           -            -
                                 ------------  ---------- ---------    --------  -----------
 Balance at October 31, 2000                -  $        - 9,209,875     $ 2,000  $26,960,000
                                 ============  ========== =========    ========  ===========

          See accompanying notes to consolidated financial statements.

(continued next page)

                FIREBRAND FINANCIAL GROUP INC. AND SUBSIDIARIES
           Consolidated Statements of Changes in Stockholders' Equity
 For the Year Ended January 31, 2000 and the Nine Months Ended October 31, 2000
                               (Unaudited)

                                              (Accumulated   Accumulated
                                                 Deficit)      Other       Treasury Stock
                                                Retained   Comprehensive  --------------------
                                                Earnings    (Loss) Income Shares      Amt.       Total
                                                ----------  -------------- -------- ------------- --------
 Balance at January 31, 1999                   $ 4,351,000   $ (18,000)   (798,976) $(3,516,000) $ 21,954,000

 Net income                                      4,855,000           -           -           -      4,855,000
 Starting bonuses awarded                                -           -      79,746      351,000       204,000
 Stock options exercised                                 -           -      66,631      294,000       185,000
 Forfeiture of stock issued -
    compensation plan                                    -           -     (27,046)    (112,000)            -
 Stock issued - deferred
    compensation plan                                    -           -      34,676      153,000        60,000
 Stock issued - 401(k) plan                              -           -      48,179      212,000        81,000
 Preferred stock conversion                              -           -      16,128       71,000             -
 Cancellation of preferred stock                         -           -           -            -      (998,000)
 Note receivable paid                                    -           -           -            -       121,000
 Amortization of unearned                                -           -           -            -             -
    compensation                                         -           -           -            -       522,000
 Translation adjustment                                  -      (33,000)         -            -       (33,000)
                                               -----------   -----------   --------  ----------   -----------
 Balance at January 31, 2000                   $ 9,206,000   $  (51,000)  (580,662) $(2,547,000)  $26,951,000
                                                ==========    ========   ========= ===========  =============

 Net income                                     (9,716,000)          -           -            -    (9,716,000)
 Net proceeds of stock sale
    by EarlyBirdCapital.com                              -           -           -            -     9,978,000
 Minority Interest - EarlyBirdCapital.com                                                          (6,234,000)
 Net proceeds of stock sale
    By Shochet Holdings                                  -           -           -           -      7,926,000
 Minority Interest - Shochet Holdings                    -           -           -           -     (4,485,000)
 Stock options exercised                                 -           -      27,053     120,000         98,000
 Forfeiture of stock issued -
    compensation plan                                    -           -      (3,916)    (17,000)             -
 Stock issued - deferred
    compensation plan                                    -           -      47,951     210,000         90,000
 Stock issued - 401(k) plan                              -           -      25,351     111,000         30,000
 Stock issued as employment bonus                        -           -      30,000     131,000         (1,000)
 Repurchase of stock for treasury                        -           -    (109,168)   (751,000)      (751,000)
 Stock issued  - compensation plan                       -           -     372,903   1,635,000              -
 Amortization of unearned
    compensation                                         -           -           -           -        277,000
 Investment in Angeltips                                 -           -           -           -      1,130,000
 Translation adjustment                                  -      67,000           -           -         67,000
                                                ----------    --------   --------- -----------  -------------
 Balance at October 31, 2000                    $ (510,000)   $ 16,000    (190,488)$ (1,108,00) $  25,360,000
                                                ==========    ========   ========= ===========  =============

          See accompanying notes to consolidated financial statements.

             FIREBRAND FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
  (Unaudited)

                                                         Nine Months Ended October 31,
                                                      ------------------------------------
                                                            2000                1999
                                                      ----------------     ---------------
 Operating activities:
      Net loss                                           $ (9,716,000)       $ (4,726,000)
      Adjustments to reconcile net loss to net cash
         provided by (used in) operating activities:
             Depreciation and amortization                    860,000             523,000
             Equity in earnings of unconsolidated
                affiliate                                    (875,000)                  -
             Minority interests in operations of
                subsidiari                                 (2,030,000)                  -
             Loss on disposal of segment                            -             750,000
             Translation adjustment                            67,000              (6,000)
             Other                                           (219,000)            388,000
                                                      ----------------     ---------------
                                                          (11,913,000)         (3,071,000)
      (Increase) decrease in operating assets:
         Receivable from brokers and dealers               (1,090,000)            659,000
         Securities owned, at market value                 (3,182,000)            (72,000)
         Securities owned, not readily marketable                   -            (190,000)
         Investment in affiliates                                   -                   -
         Investment fees receivable                         2,953,000                   -
         Income taxes receivable                               88,000           1,569,000
         Loans receivable                                     599,000             336,000
         Investment in discontinued operations              3,000,000                   -
         Other assets                                        (627,000)           (574,000)
      Increase (decrease) in operating liabilities:
         Securities sold, not yet purchased                   (28,000)           (391,000)
         Commissions payable                                  (47,000)         (1,264,000)
         Income taxes payable                                (433,000)                  -
         Payable to related parties                         2,000,000                   -
         Deferred tax liability                            (1,057,000)                  -
         Accrued expenses and other liabilities              (387,000)            267,000
                                                      ----------------     ---------------
 Net cash used in operating activities                    (13,124,000)         (2,731,000)
                                                      ----------------     ---------------

 Investing activities:
      Purchase of office furniture, equipment
         and leasehold improvements                        (1,021,000)           (280,000)
      Liquidation of investment in limited partnerships             -            (192,000)
      Investment in discontinued operations                (3,000,000)                  -
      Investment in new venture                                                         -
      Cash from disposal of segment                                 -             875,000
                                                      ----------------     ---------------
 Net cash (used in) provided by investing activities       (1,121,000)            403,000
                                                      ----------------     ---------------

 Financing activities:
      Proceeds from issuance of EarlyBirdCapital.com stock  9,978,000                   -
      Proceeds from issuance of Shochet Holdings stock      7,926,000                   -
      (Purchase) sale of treasury stock                      (751,000)            140,000
      Payment of subscription receivable                            -             121,000
      Repayment of subordinate debt                                 -             (93,000)
                                                      ----------------     ---------------
 Net cash provided by financing activities                 17,153,000             168,000
                                                      ----------------     ---------------

 Net change in cash and cash equivalents                    2,908,000          (2,160,000)
 Cash and cash equivalents at beginning of year             4,715,000          10,553,000
                                                      ----------------     ---------------
 Cash and cash equivalents at end of period               $ 7,623,000         $ 8,393,000
                                                      ================     ===============

          See accompanying notes to consolidated financial statements.

                FIREBRAND FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

1.  Basis of Presentation

The consolidated financial statements include the activities of Firebrand Financial Group, Inc. and its subsidiaries (the "Company"). The Company is primarily engaged in the following segments: full service and discounted retail brokerage, online investment banking, and asset management. These segments provide securities brokerage, investment banking, online investing, merchant banking and asset management and trading services for individuals and corporations through the Company's subsidiaries.

The company's main operating subsidiaries are EarlyBirdCapital, Inc. ("EarlyBird"), Shochet Securities, Inc. ("Shochet Securities") and Dalewood Associates, Inc.

Until recently the Company was also involved in full service retail brokerage through its subsidiary GKN Securities Corp. GKN has been classified as a discontinued operation as of the third quarter of fisal 2001. See Note 8 below for a discussion of a subsequent event involving GKN Securities Corp.

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

The Company's principal business activities are affected by many factors, including general economic and market conditions, which can result in substantial fluctuations in the Company's revenues and net income. Therefore, the results of operations for the nine months ended October 31, 2000, are not necessarily indicative of the results which may be expected for the entire fiscal year.

2.  Segment and Geographic Area Data

The Company currently operates in three principal segments: Full Service and Discounted Retail Brokerage, Online Investment Banking, and Asset Management. Each segment is managed separately based on types of products and services offered and the related client bases. The Company evaluates the performance of its segments based primarily on income before income taxes.

o Full Service and Discounted Retail Brokerage - provides full service discount brokerage services, through Shochet Securities to a clientele consisting primarily of retired individuals who invest in exchange-listed equity securities, fixed income securities and mutual funds.

o Online investment banking - through EarlyBirdCapital Inc., which provides an online community for the financing and development of early stage companies. This Internet-based investment bank provides client companies with advisory services and access to capital, and qualified investors with readily accessible investment opportunities.

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

                                              Full
                                             Service
                                                &           Online                      Eliminations
                                           Discounted     Investment        Asset            and
                                             Retail          Bank         Management      All other       Total
                                         ------------- -------------- -------------- --------------- --------------
Income Statement
Three months ended:

October 31, 2000:
------------------------------
Revenues from external sources          $  1,803        $    14      $  (1,307)            209         $ 719
Intersegment revenues                          -              -               -              -             -
(Loss) income before income taxes          (730)        (2,124)         (1,384)             95       (4,143)

October 31, 1999:
------------------
Revenue from external sources           $  1,672         $(203)         $    14            173       $ 1,656
Intersegment revenues                          -              -               -              -             -
(Loss) income before income tax            (324)          (241)              14          (122)         (673)


Nine months ended:

October 31, 2000:
-----------------
Revenues from external sources          $  6,399       $  2,338        $  1,450           (34)      $ 10,153
Intersegment revenues                          -              -               -              -             -
(Loss) income before income taxes        (1,747)        (3,430)           1,370           (42)       (3,849)

October 31, 1999:
---------------------
Revenue from external sources           $  6,002         $4,147         $   669        (3,649)       $ 7,169
Intersegment revenues                          -              -               -              -             -
(Loss) income before income tax            (644)        (1,369)             668                          225
                                                                                         1,570
Balance Sheet data:
--------------------
October 31, 2000:
--------------------
Segment assets                          $  9,651      $   8,758        $  9,200         12,155      $ 39,764

January 31, 2000:
Segment assets                          $  3,902           $523       $   8,123        $20,070      $ 32,618

The Company's principal operations are located in the United States. The Company maintains an office in Europe. Gross revenues from operations in Europe represent less than 1% of the Company's overall revenues.

3.  Net Capital Requirements

EarlyBirdCapital and Shochet Securities are registered broker-dealers with the Securities and Exchange Commission ("SEC") and member firms of the National Association of Securities Dealers, Inc. ("NASD"). As such, EarlyBirdCapital and Shochet Securities are subject to the SEC's net capital rule, which requires the maintenance of minimum net capital.

EarlyBirdCapital has elected to compute net capital under the standard aggregate indebtedness method permitted by the net capital rule, which requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. At October 31, 2000, EarlyBirdCapital had net capital of $1,655,141 and a net capital requirement of $100,000.

Shochet Securities has also elected to compute net capital under the standard aggregate indebtedness method permitted by the net capital rule. At October 31, 2000, Shochet Securities had net capital of $1,399,000 and a net capital requirement of $100,000.

4.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share ("EPS"):

                                                          Three months ended               Nine months ended
                                                              October 31,                     October 31,
                                                    ------------------------------   ------------------------------
                                                         2000            1999             2000            1999
                                                    -------------    -------------   -------------   --------------
Numerator for basic and diluted EPS:
   (Loss) income from continuing operations         $  (4,143,000)   $    (815,000)  $(2,792,000)$   48,000
   Loss from discontinued operations                   (1,819,000)      (2,831,000)    (6,924,000)   (4,774,000)
                                                       -----------   -------------     ------------------------

   Net loss                                         $  (5,962,000)   $  (3,646,000)  $  (9,716,000)  $   (4,726,000)
                                                    =============    =============   =============   ==============

Denominator for basic EPS                               9,019,387        8,623,180       8,895,603        8,565,581
                                                    =============    =============   =============   ==============

Denominator for diluted EPS                             9,019,387        8,623,180       8,895,603        8,565,581
                                                    =============    =============   =============   ==============

Basic and diluted EPS from:
   (Loss) income from continuing operations         $       (0.46)   $      (0.09)   $       (0.31)  $        0.01
   Loss from discontinued operations                        (0.20)          (0.33)           (0.78)          (0.56)
                                                    --------------   ------------    --------------  -------------
   Net loss                                         $       (0.66)   $      (0.42)   $       (1.09)  $       (0.55)
                                                    =============    ============    =============   ==============

                                       10

5.   Supplemental Cash Flow Information

                                                  Nine months ended
                                                     October 31,
                                                2000            1999
                                           -------------    -------------
Cash paid for:
   Income taxes                            $     371,000    $     187,000

Non-cash financing transactions:
   Treasury stock issued
     - for compensation plan               $     138,000    $     204,000
     - to 401(k) plan                      $      30,000    $      81,000
     - to deferred compensation plan       $      90,000    $      60,000

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

The components of comprehensive loss for the three and nine months ended October 31, 2000 and 1999 are as follows:

                                                         Three months ended                Nine months ended
                                                             October 31,                      October 31,
                                                   -------------------------------  -------------------------------
                                                         2000            1999             2000            1999
                                                   --------------  ---------------  --------------  ---------------
Net loss                                           $   (5,962,000) $    (3,646,000) $   (9,716,000) $    (4,726,000)
Other comprehensive loss:
   Foreign currency translation
     adjustments                                            3,000           13,000         (67,000)          (6,000)
                                                   --------------  ---------------  --------------- ---------------

Total comprehensive loss                           $   (5,959,000) $    (3,633,000) $   (9,783,000) $    (4,732,000)
                                                   ==============  ===============  ==============  ===============

8.         Subsequent events

On November 28, 2000, the Company and its wholly owned subsidiary, GKN Securities Corp. ("GKN"), and Investec Ernst & Company ("Investec"), entered into an agreement ("Agreement"), under which certain brokers employed by GKN will be terminated by GKN on or about December 18, 2000 ("Transfer Date"). In turn, on the Transfer Date, these brokers will be offered employment by Investec and GKN shall effect an electronic transfer of these brokers' client accounts to Investec. The transfer is part of the Company's strategy to focus its business on investment banking services.

Under the Agreement, GKN will receive certain percentages of the gross commissions generated by these brokers at Investec during the three year period beginning on the Transfer Date ("Override Fees"). These percentages are 6% in the first year and 8% in each of the second and third years. Investec has guaranteed that the Override Fees to be received by GKN shall be at least equal to $500,000 in the first year, $400,000 in the second year and $300,000 in the third year.

As a result of the transaction described above, GKN Securities Corp. has been accounted for on a discontinued basis.

Certain other assets will be liquidated in an orderly fashion; management does not expect a material loss as a result of this transaction.

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

Business Environment

Our primary business activities include investment banking, online investing, merchant banking and asset management, securities brokerage and securities trading, with an emphasis on early stage growth companies. These activities are subject to general economic and market conditions and the volatility of trading markets. We witnessed an extension of the favorable market conditions, which had existed throughout much of fiscal year 2000, for the initial stages of fiscal 2001. However, during the last two quarters volume retreated significantly from the record levels. This volatility also characterizes our asset management activities, both through performance fees and the company's investment in Dalewood LP.

The Company owns a majority interest in both EarlyBirdCapital.com and Shochet Holding Corp. EarlyBirdCapital.com is the parent of EarlyBirdCapital, Inc (online investment banking) and Dalewood Associates Inc. (asset management). Shochet Holding Corp. is the parent of Shochet Securities (a discount broker/dealer).

During the first half of fiscal 2001, the Company's strategic plans for EarlyBirdCapital.com and Shochet Holding reached key milestones as both entities raised capital. EarlyBirdCapital.com raised $11 million of gross proceeds through a private placement; the Company retains a 64.5% equity interest in EarlyBirdCapital. Shochet Holding raised $9,405,000 of gross proceeds; the Company retains a 53.5% equity interest in Shochet Holding.

In November 2000, an agreement was entered into to dispose of certain assets of GKN Securities Corp. See Note 8 to the financial statements for a discussion of this transaction.

The results of operations for the nine months ended October 31, 2000 are not necessarily indicative of the results which may be expected for the entire fiscal year.

Results of Operations

Three Months Ended October 31, 2000  vs. Three Months Ended October 31, 1999

Net loss for the three months ended October 31, 2000 was $5,962,000, as compared with a net loss of $3,646,000 for the three months ended October 31, 1999. Net loss from continuing operations for the three months ended October 31, 2000 was $4,143,000; for the three months ended October 31, 1999, net loss from continuing operations was $815,000. Basic and diluted loss per share of common stock was $0.66 for the third quarter of fiscal 2001 as compared to a loss of $0.42 for the third quarter of fiscal 2000. Basic and diluted loss from continuing operations per share of common stock was $0.46 for the third quarter of fiscal 2001, and was $0.09 for the third quarter of fiscal 2000.

Revenues

Total revenues decreased by 57% to $719,000 for the third quarter of fiscal 2001, versus the third quarter of fiscal 2000, mainly as a result of declines in commission revenues, principal transactions, and equity in earnings of unconsolidated affiliates.

Commission revenues decreased 28% to $1,097,000 in the third quarter of fiscal 2001, versus the third quarter of fiscal 2000. The drop was primarily due to a decrease in trading volume, which reflected the challenging environment in the trading markets.

Investment banking revenues were $281,000, versus $136,000 in the third quarter of fiscal 2000. The increase is the result of higher deal management fees generated at EarlyBirdCapital.

The loss from principal transactions was $723,000. The loss was $308,000 in the year-earlier period.

Asset management activities generated a loss of $1,307,000, versus a gain of $14,000 in the year-earlier period. The loss reflects an investment loss of $1,025,000, representing a decrease in the value of assets managed by Dalewood Associates LP, a private investment fund. Such value and accordingly the amount of revenues generated may vary significantly from period to period depending upon the market value of the underlying securities being managed, which is dependent upon economic and market conditions. The loss also reflects asset management fees of $(282,000), which consists of the following: management fee revenue was $118,000, and the general partner's performance bonus accrual was $(400,000) as a result of the investment loss for the quarter.

Interest income increased 110% to $536,000 in the third fiscal quarter as a result of interest earned on funds from newly raised capital at EarlybirdCapital.com and Shochet Holding.

Other revenues were $835,000 in the third fiscal quarter, versus $44,000 in the prior fiscal year third quarter.

Expenses

Total expenses for the third quarter of fiscal 2001 were $5,956,000, as compared to $2,329,000 for the third quarter of fiscal 2000. The increase is primarily attributable to an increase in compensation and benefits expense, and occupancy and equipment expense.

Compensation and benefits expense increased to $3,599,000 from $1,050,000 in the prior year third quarter. The increase is primarily attributable to additional staffing at EarlyBirdCapital, Shochet, and the Parent, offset somewhat by declines in broker commission payouts.

Occupancy and equipment expense in the fiscal 2001 quarter increased to $1,149,000, from $305,000 in the third quarter of fiscal 2000. The increase reflected an increase in equipment costs.

Brokerage, clearing and exchange fees increased to $297,000 in the third quarter of fiscal 2001, from $259,000 in the third quarter of fiscal 2000.

Communications expense was $214,000 in the third quarter, versus $152,000 in the year-earlier period. The increase is primarily attributable to an increase in market data expenses.

Professional fees decreased to $143,000 in the fiscal third quarter, from $199,000 in the prior year third fiscal quarter. The decrease is due to lower consulting and legal fees.

Business development expenses were $283,000 in the fiscal 2001 third quarter, versus $48,000 in the year-earlier period. The increase reflected increased expenditures by Shochet and EarlyBirdCapital in establishing their online presences and broadening their brand name recognition.

Other expenses decreased to $271,000 in the third fiscal quarter, from $316,000 in the year-earlier period.

Minority Interest

The sale of 46.5% of Shochet Holdings and 35.5% of Earlybirdcapital.com in the first quarter of fiscal 2001 created minority interest accounts; for the third quarter, the minority interests absorbed part of the operating losses of those two entities, providing a $1,094,000 benefit to the company.

Discontinued Operations

During the third quarter of fiscal 2001, the Company announced its intention to discontinue GKN Securities Corp., its Full Service Retail segment. As a result, that subsidiary's loss of $1,819,000 has been reported as a discontinued operation in the third fiscal quarter. In the year-earlier third quarter, GKN had a net loss of $2,831,000.

Nine Months Ended October 31, 2000  vs. Nine Months Ended October 31, 1999

Net loss for the nine months ended October 31, 2000 was $9,716,000, as compared with a net loss of $4,726,000 for the nine months ended October 31, 1999. Net loss from continuing operations for the nine months ended October 31, 2000 was $2,792,000, as compared to net income of $48,000 for the year-earlier third period. Basic and diluted loss per share of common stock was $1.09 for the nine months ended October 31, 2000, as compared to a loss of $0.55 for the fiscal 2000 third quarter. Basic and diluted loss from continuing operations per share of common stock was $0.31 for the first 9 months of fiscal 2000, versus earnings per share of $0.01 in the year-earlier period.

Revenues

Total revenues increased to $10,153,000 for the first nine months of fiscal 2001, versus $7,169,000 in the year-earlier third quarter, primarily as a result of higher investment banking fees.

Commission revenues decreased to $4,943,000 in the first nine months of fiscal 2001, versus $6,017,000 in the first nine months of fiscal 2000. The decrease is primarily attributable to reduced commissions in the second and third quarters in concert with declining equity markets.

Investment banking revenues increased to $1,738,000, versus $53,000 in the fiscal 2000 period. The increase is primarily the result of deal management fees generated by EarlyBirdCapital.

The gain from principal transactions was $24,000, versus a loss of 214,000 in the first nine months of fiscal 2000.

Asset management activities generated revenues of $1,450,000, up from $669,000 in the year-earlier period. Revenues benefited from the increased value of assets under management and the corresponding fee for managing those assets. Such value and accordingly the amount of revenues generated may vary significantly from period to period depending upon the market value of the underlying securities being managed, which is dependent upon economic and market conditions. Equity in earnings of unconsolidated affiliates was $875,000 in the first nine months of fiscal 2001, versus $630,000 in the year-earlier period, reflecting better results at Dalewood Associates LP, a private investment fund. Asset management fees rose to $575,000, versus $39,000 in the fiscal 2000 nine month period.

Interest income increased to $1,105,000 in the first nine months of fiscal 2001, versus $716,000 in the first nine months of fiscal 2000, as a result of interest earned on funds from newly raised capital at EarlyBirdCapital.com and Shochet Holdings.

Other revenues were $893,000 for the first nine months of fiscal 2001, versus $(71,000) for the first nine months of fiscal 2000. The increase is primarily attributable to a recovery on an arbitration matter.

Expenses

Total expenses for the first nine months of fiscal 2001 were $16,032,000, as compared to $6,944,000 in the same period in fiscal 2000. The increase is primarily attributable to increases in compensation, occupancy and equipment, professional fees, and business development. Part of the increase represented planned marketing and promotion initiatives at EarlyBirdCapital and Shochet Securities, as those entities seek to expand their brand name recognition.

Compensation and benefits expense rose to $7,801,000, from $3,493,000 in the corresponding prior year period. Higher commission expenses, as well as additional staffing at EarlyBirdCapital, Shochet, and the Parent, were primarily responsible.

Occupancy and equipment expense in the fiscal 2001 period increased to $1,754,000, versus $833,000 in the first nine months of fiscal 2000, reflecting an increase in equipment costs.

Brokerage, clearing and exchange fees decreased to $911,000 for the first nine months of fiscal 2001, from $928,000 for the first nine months of fiscal 2000.

Communications expense increased to $744,000 for the first nine months of fiscal 2001, from $532,000, reflecting increased market data expenses.

Professional fees increased to $894,000 for the first nine months of fiscal 2001, from $314,000 in the first nine months of fiscal 2000, primarily as a result of increased consulting and legal fees.

Business development expenses were $2,909,000 in the first nine months of fiscal 2001, versus $168,000 in the year-earlier period. The increase reflected increased expenditures by Shochet and EarlyBirdCapital in establishing their online presences and broadening their brand name recognition.

Other expenses increased to $1,019,000 from $676,000.

Minority Interest

The sale of 46.5% of Shochet Holdings and 35.5% of EarlyBirdCapital.com in the first quarter of fiscal 2001 created minority interest accounts; for the first nine months of fiscal 2001, the minority interests absorbed part of the operating losses of those two entities, providing a $2,030,000 benefit to the company.

Income taxes

For the nine months ended October 31, 2000, the Company booked an income tax benefit of $1,057,000 against its consolidated pretax loss.

Discontinued Operations

During the third quarter of fiscal 2001, the Company announced its intention to discontinue GKN Securities Corp., its Full Service Retail segment. As a result, that subsidiary's loss of $6,924,000 for the first nine months of fiscal 2001 has been reported as a discontinued operation in the third fiscal quarter. During fiscal 2000, management discontinued the operations of the On-site Day Trading, and Institutional and Research segments of our business. After-tax losses for the nine months ended October 31, 1999 from these discontinued operations and from GKN Securities were $4,774,000.

Weighted average common shares outstanding

The weighted average number of common shares outstanding used in the computation of basic and diluted loss per common share was 8,895,603 for the first nine months of fiscal 2001, compared with 8,565,581 in the prior year's period. The weighted average number of common shares outstanding used in the computation of basic and diluted loss per common share was 9,019,387 for the third quarter of fiscal 2001, compared with 8,623,180 in the prior year's period.

Liquidity and Capital Resources

Approximately 33% of our company's assets at October 31, 2000 are highly liquid, consisting primarily of cash and cash equivalents, securities inventory and receivables from other broker-dealers, all of which fluctuate depending upon the levels of customer business and trading activity. Receivables from broker-dealers, which are primarily from our clearing broker, turn over rapidly. As a securities dealer, we may carry significant levels of securities inventory to meet customer needs. Our inventory of market-making securities is readily marketable; however, holding large blocks of the same security may limit liquidity and prevent realization of full market value for the securities. Securities owned, but not readily marketable, represent underwriter warrants and the securities underlying such warrants. The liquidity of these securities is limited. A relatively small percentage of our total assets are fixed. The total assets or the individual components of total assets may vary significantly from period to period because of changes relating to customer demand, economic and market conditions, and proprietary trading strategies.

Our domestic operating brokerage subsidiaries, Shochet Securities and EarlyBirdCapital are subject to the net capital rules of the NASD and the SEC. They and our company, therefore, are subject to certain restrictions on the use of capital and its related liquidity. Shochet Securities' and EarlyBirdCapital's respective net capital positions as of October 31, 2000 were $1,399,000 and $1,655,141, which were $1,299,000 and $1,555,141, respectively, in excess of their respective net capital requirements.

During the nine months ended October 31, 2000, the Company's cash position increased approximately $2.9 million. During the period, two subsidiaries, EarlyBirdCapital.com and Shochet Holding, sold stock with net proceeds of $9.9 million and $7.9 million, respectively. Operating losses reduced the increase.

In conjunction with our corporate headquarters relocation in New York we have significantly upgraded our technological infrastructure. The combined costs of the move and the technological investment were financed through a series of operating leases. These leases total $4.8 million. As security for these leases, we arranged for a standby letter of credit. As collateral for the standby letter of credit, we have placed $2.5 million in a restricted cash escrow account with the provider. With the discontinuance of GKN Securities Corp., the space required by corporate headquarters will be approximately half of that required previously.

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

Part II - OTHER INFORMATION

ITEM 2 SALES OF UNREGISTERED SECURITIES

None

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:

27       -  Financial Data Schedule BD (10/31/00)


(b)      Reports on Form 8-K:

         None

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           FIREBRAND FINANCIAL GROUP, INC.


Date:  December 15, 2000                     /s/  John P. Margaritis
                                           ---------------------------
                                             John P. Margaritis
                                             Chief Executive Officer

                                           /s/ Robert M. Rosenberg
                                           ---------------------------
                                             Robert M. Rosenberg
                                             Chief Financial Officer

                FIREBRAND FINANCIAL GROUP, INC. AND SUBSIDIARIES

                                  Exhibit Index

Number                     Description
---------                  -------------

27                         Financial Data Schedule BD (10/31/00)