Form 10-K
period 2001-01-31
FIREBRAND FINANCIAL GROUP INC
filed 2001-07-11
CIK 814774

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended January 31, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___ No X

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value (based upon the last sale price) of the registrant's Common Stock held by nonaffiliates on June 30, 2001, was $1,403,219.

On June 30, 2001, 8,954,000 shares of the registrant's Common Stock were outstanding.

                         Firebrand Financial Group, Inc.
                             Form 10-K Annual Report
                   For the fiscal year ended January 31, 2001


                                                                          Page
                                                                          ----
Part I

Item  1.   Business                                                         3

Item  2.   Properties                                                      10

Item  3.   Legal Proceedings                                               10

Item  4.   Submission of Matters to a Vote of Security Holders             10

Part II

Item  5.   Market for the Registrant's Common Equity and Related
           Stockholder Matters                                             11

Item  6.   Selected Financial Data                                         12

Item  7.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations                             13

Item  8.   Financial Statements and Supplementary Data                     19

Item  9.   Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure                             39

Part III

Item 10.   Directors and Executive Officers                                39

Item 11.   Executive Compensation                                          43

Item 12.   Security Ownership of Certain Beneficial Owners and
           Management                                                      49

Item 13.   Certain Relationships and Related Transactions                  51

Part IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports
           on Form 8-K                                                     52

PART I

ITEM 1.  BUSINESS

General

Through our subsidiaries, EarlyBirdCapital, Inc. (formerly known as Southeast Research Partners, Inc.), EBCapital (Europe) AG (formerly known as Research Partners International, AG, referred to in this report as EBC Europe), and Dalewood Associates, Inc., we provide investment banking, asset management, and securities brokerage, with an emphasis on small-and mid-capitalization companies and early-stage growth companies. These services are provided through the following primary divisions:

o        Asset management
o        Investment banking

We derive revenues primarily from investment banking and asset management services. These activities generate fee income. The parent company also maintains a portfolio of securities; transactions in this portfolio have resulted in principal transaction profits and losses as indicated in the charts below.

The following table indicates the percentage of total revenues represented by each of our principal activities in our continuing operations during the past three fiscal years ended January 31:

                              2001           2000           1999
                              ----           ----           ----
  Investment banking          64%             0%             9%
  Asset management            30%            66%            18%
  Commissions                  -              7%            25%
  Principal transactions    (66)%            20%           (3)%
  Interest                    17%             2%             7%
  Other                       55%             5%            44%


The following table illustrates our revenue breakdown by our principal activities:

                               2001             2000           1999
                               ----             ----           ----
  Investment banking         $1,741,000     $   42,000     $  375,000
  Asset management              827,000      6,933,000        741,000
  Commissions                       -          699,000        994,000
  Principal Transactions     (1,811,000)     2,130,000       (127,000)
  Interest                      468,000        152,000        274,000
  Other                       1,513,000        554,000      1,748,000
                            -----------------------------------------

  Net revenues              $ 2,738,000    $10,510,000     $4,005,000
                            ============   ==========================


During the fiscal year ended January 31, 2001, we made the strategic decision to de-emphasize retail securities brokerage activity (see Recent Developments). Results of GKN Securities Corp. ("GKN") and Shochet Holding Corp. ("Shochet") are considered Discontinued Operations in the financial statements for fiscal 2001, 2000 and 1999. EarlyBirdCapital, Inc. has assumed some of the accounts and brokers from GKN.

Recent Developments

Our operations in fiscal 2001 consumed substantial amounts of cash and have generated significant net losses. We have curtailed or discontinued many of the product lines previously offered. We anticipate that our revenue will be substantially lower in fiscal 2002 than in fiscal 2001. These matters raise doubt about our ability to continue as a going concern, as cited in Footnote 1 to the consolidated financial statements. We believe that our future success is dependent upon our ability to (i) complete a sale of our interest in Shochet,
(ii) streamline our operations to reduce costs, and (iii) generate new sources of revenue. We have begun reducing costs. We have also entered into new lines of business:

StreetWide Asset Recovery Group: a wholly owned subsidiary of the Company provides debt recovery services to broker/dealers in the financial community.

Structured Finance: an activity of ours that provides financing alternatives to public companies by arranging for investors to purchase shelf-registered securities over a period of time, allowing these companies the flexibility of choosing the time and amount of financing to access on a given day.

Retail Securities Brokerage

During fiscal 2001, we took steps to greatly reduce our exposure to the retail securities brokerage business. In the fourth quarter of fiscal 2001, we arranged to transfer our full service retail brokerage accounts at GKN to a series of broker/dealers, who in turn hired the GKN brokers. These broker/dealer firms are compensating GKN under arrangements discussed in footnote 3 to our consolidated financial statements. One of the broker/dealers which entered into such an agreement was EarlyBirdCapital, Inc; Firebrand owns 63.6% of EarlyBirdCapital.com, Inc., the parent company of EarlyBirdCapital, Inc.; another was Shochet Securities. Firebrand owns a 53.5% interest in Shochet Holding, the parent of Shochet Securities.

GKN transferred the majority of its full service brokerage accounts to Investec Ernst & Company. Firebrand, GKN and Investec entered into an agreement under which certain brokers employed by GKN were terminated by GKN on or about December 18, 2000. In turn, these brokers were offered employment by Investec, and GKN affected an electronic transfer of these brokers' client accounts to Investec. Under the agreement, GKN will receive, as override fees, certain percentages of the gross commissions generated by these brokers at Investec during the three-year period following the transfer. These percentages are 6% in the first year and 8% in each of the second and third years. Investec has guaranteed that the override fees to be received by GKN shall be at least equal to $500,000 in the first year, $400,000 in the second year and $300,000 in the third year. Adjustments would be made on these guaranteed fees if commissions fall below specified levels.

Further, our Board approved a plan in December 2000 to sell our 53.5% majority stake in Shochet Holding, whose primary activity is discount retail brokerage in South Florida through Shochet Securities, Inc. Shochet Holding's operations, which are still included in our consolidated financial statements, are considered discontinued operations.

In fiscal 2000, we sold our institutional and research division operations.

All of the above activities are considered discontinued in the financial statements for fiscal 2001, 2000 and 1999.

Investment Banking

We offer investment banking services and asset management through our majority-owned holding company EarlyBirdCapital.com Inc. EarlyBirdCapital.com wholly-owns (i) EarlyBirdCapital, Inc., an investment banking broker-dealer,
(ii) EBC Europe, a foreign broker-dealer and (iii) Dalewood Associates, Inc., the manager and general partner of a private investment fund. In February 2000, we raised approximately $11,000,000 in gross proceeds for EarlyBirdCapital.com Inc. through the sale of preferred stock. Since its launch date in February 2000 through May 2001, EarlyBirdCapital, Inc. has raised $43,300,000 in gross proceeds through 13 private placements. In the fiscal year ended January 31, 2001, EarlyBirdCapital, Inc. raised $24,300,000 in gross proceeds in 6 private placements.

EarlyBirdCapital, Inc. is registered as a broker-dealer with the Securities and Exchange Commission and is a member of the National Association of Securities Dealers, Inc. and the Securities Investor Protection Corporation. EarlyBirdCapital, Inc. owns and operates www.earlybirdcapital.com, an Internet website designed to provide client-companies with advisory services and access to capital, and accredited investors with readily accessible investment opportunities through the Internet. EarlyBirdCapital, Inc. receives brokerage commissions, investment banking fees and underwriter warrants for its offered services.

Public Offering of Subsidiary

In November 1999, we transferred all our shares of Shochet Securities, our then wholly-owned discount brokerage subsidiary, to a newly formed holding company, Shochet Holding. In March 2000, Shochet Holding completed its initial public offering and raised gross proceeds of $9,405,000 through the sale of 1,045,000 shares of its common stock, which are traded on the Nasdaq Smallcap Market under the symbol "SHOC." We own a 53.5% majority of the outstanding stock of Shochet Holding.

Investment Banking Division

Our company has been involved in the investment banking business in excess of ten years. In February 2000, we broadened our investment banking business and established the operations of EarlyBirdCapital, Inc. EarlyBirdCapital, Inc. provides, client-companies with advisory services and access to capital, and accredited investors with readily accessible investment opportunities. EarlyBirdCapital, Inc. engages in the business of financing early stage, emerging-growth companies through the sale of their equity securities to investors in private offerings conducted through conventional methods and through the Internet. During fiscal 2001, EarlyBirdCapital recorded revenues of $1,888,000 and losses of ($4,558,000), partially reflecting planned business development expenses including the launch of its website, www.earlybirdcapital.com.

Following the discontinuance of GKN operations, the private placement of equity or equity-related securities for both private and publicly held companies has become the primary source of revenues. Historically, our expertise and proven ability to assist emerging growth companies, which often have limited access to other sources of capital, have created a significant source of ongoing and potential new investment banking clients.

As a result of technical advancements of the Internet, we have broadened our investment banking activity by offering Internet based private placements to our clients. Private placements are primarily sold through traditional distribution channels, but we complement this method with our Internet distribution capabilities.

Asset Management Division

We conduct our asset management business through our asset management division. We entered the merchant banking and asset management business in 1996 with the acquisition of Dalewood Associates, Inc. Dalewood is the managing partner of Dalewood Associates L.P., a private investment partnership that makes investments in certain carefully selected companies and provides them with financing to advance their business to the next stage of their development. At December 31, 2000, Dalewood Associates L.P. had total assets of approximately $32 million, of which $19 million was invested in 10 industry sectors.

As general partner of Dalewood Associates, LP, Dalewood Associates, Inc., is entitled to an annual management fee based on the assets of the limited partnership and an incentive fee based on the performance of the fund each year. Through our ownership position in Dalewood, we also record equity in Dalewood's earnings. The revenues generated by Dalewood Associates, Inc. for fiscal 2001 were $827,000, versus $6,933,000 in fiscal 2000.

In fiscal 2001, EarlyBirdCapital.com established an offshore investment manager, EarlyBirdCapital Management Limited ("EBCM"), which is responsible for managing the assets of Dalewood 2 Private Technology Limited. EBCM is entitled to an annual management fee based on the assets of Dalewood 2 and an incentive fee based on the performance of Dalewood 2 each year. As of January 31, 2001, Dalewood 2 had total assets of approximately $6 million. The revenues generated by EBCM were nominal.

New Businesses

We have recently commenced operations of two new businesses, StreetWide Asset Recovery Group and Structured Finance. StreetWide provides debt recovery services to broker/dealers in the financial community. Structured Finance provides financing alternatives to public companies by arranging for investors to purchase shelf-registered securities over a period of time, allowing these companies the flexibility of choosing the time and amount of financing to access on a given day.

Brokerage and Distribution

Although GKN Securities has transferred its retail brokerage business, and we plan to sell our interest in Shochet (which is considered a discontinued operation), we will still realize revenues from commissions, reflecting EarlyBird's assumption of certain GKN accounts and brokers, and overrides to GKN from other broker/dealers. We charge commissions to our individual and institutional clients for executing buy and sell orders of securities on national and regional exchanges and in the over-the-counter markets.

In December 2000, our Board of Directors made the decision to sell our interest in Shochet Holding. During fiscal 2001, Shochet had total revenues of $8,200,000 and incurred a net loss of $3,075,000.

We provided our international customers with access to U.S. markets through our EBC Europe subsidiary from February 1996 when we established EBC Europe in Zurich, Switzerland until October 1999. From October 1999 until March 31, 2000 our international operations were dormant and resumed operations, effective April 1, 2000, with the return of our resident director of the international division. EBC Europe holds a SESTA federal (Switzerland) bank license. This subsidiary affords us exposure to international financial markets and intends to raise capital from international markets for our merchant banking and asset management business.

Angeltips Acquisition

In July 2000, EarlyBirdCapital acquired the assets of Angeltips.com, a company involved in attracting angel investors to early-stage companies. EarlyBird issued 1,129,623 shares of its common stock and $1,018,000 in cash for the assets. This transaction was subsequently renegotiated and 782,940 of the shares issued were recaptured. As part of the renegotiation of the transaction, EarlyBirdCapital recognized a loss of $1,363,000.

Clearing Broker

We do not hold any funds or securities of our securities brokerage customers. EarlyBirdCapital, Shochet Securities and EBC Europe use the services of BNY Clearing Service LLC as their clearing agent on a fully disclosed basis. BNY Clearing Services processes all securities transactions and maintains customer accounts on a fee basis. Customer accounts are protected through the Securities Investor Protection Corporation for up to $500,000 per account, of which coverage for cash balances is limited to $100,000. Additional protection of up to $49.5 million per account is provided by BNY Clearing Services. Pursuant to the terms of our agreement with our clearing broker, we have agreed to indemnify and hold our clearing broker harmless from certain liabilities and claims, including claims arising from transactions of our customers. The services of BNY Clearing Services include billing, credit control, receipt, and custody and delivery of securities. BNY Clearing Services provides operational support necessary to process, record, and maintain securities transactions for our brokerage and distribution activities. BNY Clearing Services provides these services to us and our customers at a total cost which is less than it would cost us to process such transactions on our own.

BNY Clearing Services lends funds to our customers through the use of margin credit. These loans are made to customers on a secured basis, with BNY Clearing Services maintaining collateral in the form of saleable securities, cash or cash equivalents. Under the terms of the clearing agreement, the brokerage subsidiaries indemnify BNY Clearing Services for any loss on these credit arrangements. At May 30, 2001, EarlyBird had approximately $1.4 million of margin credit outstanding to our customers through BNY Clearing Services.

Principal Transactions

In connection with our investment banking activities of raising capital and providing advisory services for client companies, we typically receive warrants, which entitle us to purchase securities of these client companies. These warrants, which are held in our investment account, vary in value based upon the market prices of the underlying securities. Warrants are usually exercisable for four years beginning one year after issuance and are valued by management based on a significant discount to the current market values of the underlying securities. At January 31, 2001 we owned warrants to purchase securities of 5 companies for which we have performed investment-banking services. These warrants had an underlying market value of $114,000 as of January 31, 2001, of which we recognized $57,000 in value or 50%. During fiscal 2001, we recognized total losses of ($1,811,000) on the investment account warrants.

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

Broker-dealers are also subject to the SEC's net capital rule. The net capital rule, which specifies minimum net capital requirements for registered brokers and dealers, is designated to measure the general financial integrity and liquidity of a broker-dealer and requires that at least a minimum part of its assets be kept in relatively liquid form. Net capital is essentially defined as net worth (assets minus liabilities), plus qualifying subordinated borrowings and less certain mandatory deductions that result from excluding assets not readily convertible into cash and from valuing certain other assets, such as a firm's positions in securities, conservatively. Among these deductions are adjustments in the market value of securities to reflect the possibility of a market decline prior to disposition.

EarlyBirdCapital, Inc. has elected to compute its net capital under the standard aggregate indebtedness method permitted by regulatory rules, which requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15-to-1. At January 31, 2001, EarlyBirdCapital, Inc. had net capital and a net capital requirement of $877,000 and $100,000, respectively; its ratio of aggregate indebtedness to net capital was 0.50 to 1.

GKN Securities, which is considered a discontinued operation, has elected to compute its net capital under the alternative method permitted by regulatory rules, which requires that it maintain minimum net capital, as defined, greater than or equal to $250,000. At January 31, 2001, GKN Securities had net capital and a net capital requirement of $2,081,000 and $250,000, respectively.

Shochet Securities, which is considered a discontinued operation, has elected to compute its net capital under the standard aggregate indebtedness method permitted by regulatory rules, which requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15-to-1. At January 31, 2001, Shochet Securities had net capital and a net capital requirement of $327,000 and $159,000, respectively; its ratio of aggregate indebtedness to net capital was 7.29 to 1.

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

Our broker-dealer subsidiaries are subject to federal and state securities laws that govern the offer and sale of securities and the operation of the securities markets and broker-dealers. When enacted, the securities laws did not contemplate the conduct of a securities business through the Internet. Although the SEC has provided guidance on various issues related to the offer and sale of securities and the conduct of a securities business through the Internet, the application of the laws to the conduct of a securities business through the Internet continues to evolve.

EBC Europe is subject to certain Swiss federal and cantonal (state) laws. Securities trading and brokerage in Switzerland, since February 1997, is governed by the provisions of federal law. EBC Europe is regulated by the Swiss Federal Act on Stock Exchanges and Securities Trading, SESTA, and the Ordinance on Stock Exchanges and Securities Trading, which were both effective February 1, 1997. Under these laws EBC Europe must maintain certain equity capital levels. The distribution of equity capital is limited by the Swiss Code of Obligations. In order to transact security trades in Switzerland, EBC Europe currently operates under a SESTA license granted under Swiss federal law.

Competition

We encounter intense competition in all aspects of the securities business and compete directly with other securities and asset management firms, a significant number of which have greater capital and other resources. In addition to competition from firms currently in the securities and asset management business, there has recently been increasing competition from other sources, such as commercial banks, Internet companies and insurance companies offering financial services, and from other investment alternatives. We believe that the principal factors affecting competition in the securities industry are the quality and abilities of professional personnel, and the quality, range, and relative prices of services and products offered.

Trademark

We have filed for tradename protection regarding the name EarlyBirdCapital. We have been advised by the United States Patent and Trademark Office, and by an unaffiliated third party, that such third party also has claimed the name. Although we intend to enforce our rights to the name EarlyBirdCapital, there is no assurance that we will be successful in doing so. If we are forced to cease using the name, we will incur additional expense to change the name and to establish good will with respect to the new name.

Employees

At June 30, 2001, we had a total of 41 full-time employees in continuing operations, including 6 registered representatives, and we had a total of 109 employees in our discontinued Shochet operation. We consider our relationship with our employees to be good.

ITEM 2.  PROPERTIES

Our principal executive office is located at One State Street Plaza, New York, New York, a facility with approximately 24,000 square feet under leases expiring in January 2013. In addition, EBC Europe maintains one office in Switzerland. Our discontinued Shochet operation leases six offices, all in Florida.

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

The Company's broker-dealer subsidiaries are involved in various other legal proceedings arising from its securities activities. GKN Securities held a $1.8 million reserve for such legal matters at January 31, 2001. Management believes that resolution of these proceedings will have no material adverse effect on the Company's consolidated financial position or results of operations, after consideration of such reserves.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 2001.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

Market Information

Our common stock has traded on the NASD OTC Bulletin Board under the symbol FFGI since May 1, 2001. Prior to that time, it was traded on the Nasdaq National Market. The following table sets forth the high and low sales prices for our common stock as reported by Nasdaq, for each quarterly period ending January 31, 2001 for the last two fiscal years:
                                                     High             Low
Fiscal 2001
         First Quarter                              $ 7.63          $  2.19
         Second Quarter                             $ 2.87          $  1.25
         Third Quarter                              $ 1.75          $  0.59
         Fourth Quarter                             $ 0.78          $  0.25
Fiscal 2000
         First Quarter                              $10.00          $  1.63
         Second Quarter                             $ 4.50          $  2.34
         Third Quarter                              $ 3.50          $  2.00
         Fourth Quarter                             $ 5.88          $  2.00

On November 29, 2000, the company was notified that its common stock had failed to maintain a minimum market value of public float of $5 million and a minimum bid price of $1.00 over the previous 30 consecutive trading days as required by the Nasdaq National Market. The company was given until February 27, 2001 to regain compliance. On February 28, the company received notice of Nasdaq's intention to delist, which the company appealed. At a hearing on April 6, 2001, the Company presented its appeal, but it was denied on May 1, 2001.

On June 30, 2001, the last sale price of the Common Stock as reported by the NASD OTC Bulletin Board was $0.26.

Holders of Common Stock

On June 30, 2001, there were approximately 80 holders of record of our common stock. We believe there are in excess of 700 beneficial owners of our common stock.

Dividends

To date, we have not paid any dividends on our common stock. The payment of dividends, if any, in the future is within the discretion of our Board of Directors and will depend upon our earnings, its capital requirements and financial condition, and other relevant factors. Our ability to pay dividends in the future also may be restricted by our brokerage subsidiaries' obligations to comply with the net capital requirements imposed on broker-dealers by the SEC and the NASD. We do not intend to declare any dividends in the foreseeable future, but instead intend to retain all earnings for use in our business.

Sales of Unregistered Securities

The following unregistered securities were issued by us during fiscal 2001, which have not been previously reported in our fiscal 2001 reports: options to purchase 115,000 shares of our common stock to various employees of our firm. The options are exercisable for a period of up to ten years at prices ranging from $1.54 to $2.17 per share. These options and shares were issued without registration under the Securities Act. The exemption claimed for these issuances is Section 4(2) of the Securities Act.

ITEM 6.  SELECTED FINANCIAL DATA

The following table summarizes five years of consolidated financial data of the Company (in thousands, except per share amounts and other data):

                                                            Year ended January 31,
                                       ----------------------------------------------------------------
                                          2001           2000         1999        1998(2)      1997(2)
Income Statement Data (1):
Total revenues from continuing
      operations                        $  2,738       $10,510     $ 4,005        n/m          n/m
Total expenses from continuing
      operations                        $ 14,004       $ 1,554     $ 2,010        n/m          n/m
Income (loss) before income taxes       $(11,266)      $ 8,956     $ 1,995        n/m          n/m
Income (loss) from continuing
      operations                        $ (5,865)      $ 4,695     $ 1,264        n/m          n/m
Income (loss) from discontinued
      operations                        $(14,116)      $   160     $(8,647)     $(6,513)     $ 6,329
Loss from disposal of
      discontinued operations           $     -        $(1,253)    $     -      $     -      $     -
Net income (loss)                       $(19,981)      $ 4,855     $(7,383)     $(6,513)     $ 6,329
Basic earnings (loss)
         per common share
    From continuing operations          $ (0.66)       $  0.55    $  0.15       $     -      $      -
    From discontinued operations        $ (1.60)       $  0.02    $ (1.05)      $ (0.80)     $   0.93
    Net earnings (loss)                 $ (2.26)       $  0.57    $ (0.90)      $ (0.80)     $   0.93
Diluted earnings (loss)
         per common share
    From continuing operations          $ (0.66)       $  0.54    $  0.15       $     -      $      -
    From discontinued operations        $ (1.60)       $  0.02    $ (1.05)      $ (0.80)     $   0.88
     Net earnings (loss)                $ (2.26)       $  0.56    $ (0.90)      $ (0.80)     $   0.88
Weighted average shares
   outstanding - basic                    8,842          8,580      8,207        8,114          6,824
Weighted average shares
   outstanding - diluted                  8,842          8,690      8,207        8,114          7,175
Balance Sheet Data (1):
Total assets                            $19,738        $31,934    $23,407         n/m            n/m
Total liabilities (excluding
  Subordinated debt)                    $ 5,760        $ 4,669    $ 1,045         n/m            n/m
Subordinated debt                       $     -        $   314    $   408         n/m            n/m
Stockholders' equity                    $13,978        $26,951    $21,954       $27,621      $ 35,026
Other Data (1):
Ratio of assets to stockholders'
   Equity                                  1.41           1.18       1.07         n/m            n/m
Return on average equity                 (97.6%)         19.8%     (29.8%)       (19.9%)        25.0%
Pre-tax return on average equity         (55.0%)         36.6%      (8.0%)       (30.4%)        44.9%
Book value per share                     $ 1.61        $  3.12    $  2.61       $  3.41       $  4.26

n/m - Not meaningful

(1) Prior years' financial data has been reclassified to conform to the current year presentation.
(2) Substantially all operations in fiscal 1998 and 1997 have been subsequently discontinued.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is an analysis of the consolidated results of operations and financial condition of our company, including all of our subsidiaries. It should be read in conjunction with the consolidated financial statements included in
Item 8 of this document.

Changes in Corporate Composition and Discontinued Operations

During the fiscal year ended January 31, 2001, we made the strategic decision to de-emphasize retail securities brokerage activity. Accordingly, we arranged to transfer our full service retail brokerage accounts at GKN Securities to a series of broker/dealers, who in turn hired the GKN brokers. These broker/dealer firms are compensating GKN under arrangements discussed in footnote 3 to our consolidated financial statements. Further, in December 2000, our Board approved a plan to sell its 53.5% majority stake in Shochet Holding, whose primary activity is discount retail brokerage in South Florida through Shochet Securities, Inc.

Both GKN and Shochet are being considered discontinued operations for the financial statements of the fiscal year ended January 31, 2001. Certain revenue and expense amounts in prior years have been reclassified to reflect the impact of the discontinued operations, as well as certain balance sheet items.

Our operations in fiscal 2001 consumed substantial amounts of cash and have generated significant net losses. We have curtailed or discontinued many of the product lines we previously offered. We anticipate that our revenue will be substantially lower in fiscal 2002 than in fiscal 2001. These matters raise doubt about our ability to continue as a going concern, as cited in Footnote 1 to the consolidated financial statements. We believe that our future success is dependent upon our ability to (i) complete a sale of our interest in Shochet,
(ii) streamline our operation to reduce costs, and (iii) generate new sources of revenue. We have begun reducing costs. We have also entered into new lines of business:

StreetWide Asset Recovery Group: a wholly owned subsidiary of the Company provides debt recovery services to broker/dealers in the financial community.

Structured Finance: an activity that provides financing alternatives to public companies by arranging investors to purchase shelf-registered securities over a period of time, allowing these companies the flexibility of choosing the time and amount of financing to access on a given day.

Business Environment

Following the above changes, our primary business activities are investment banking and asset management, with an emphasis on emerging-growth companies. These businesses are subject to general economic and market conditions and volatility of trading markets, particularly the emerging-growth sector.

Our new businesses, asset recovery and structured finance, are also subject to general economic and market conditions. They both operate in a highly competitive marketplace.

Results of any individual period should not be considered representative of future profitability. A significant portion of our expenses are fixed and do not vary with market activity. Substantial fluctuations could occur in our revenues and net income from period to period.

Results of Operations

Year Ended January 31, 2001 vs. Year Ended January 31, 2000

Loss per share of common stock for the year ended January 31, 2001, was ($2.26), on both a basic and diluted basis, as compared to earnings per share of $0.57, on a basic and $0.56 on a diluted basis, for the year ended January 31, 2000. Loss per share from continuing operations for the year ended January 31, 2001 was ($0.66) per share on a basic and diluted basis. For the year ended January 31, 2000, the comparable amounts were basic earnings of $0.55 per share and diluted earnings of $0.54 per share. The reduced profitability from continuing operations in the current year primarily reflected business and development expenses at the investment banking division, reduced asset management incentive fees and unrealized losses of securities held by us.

Revenues

Total revenues from continuing operations decreased to $2,738,000 for the fiscal year, from $10,510,000 in the prior year reflecting significant decreases in revenues generated from asset management activities and a loss on principal transactions, versus a profit in the year-earlier period.

Commission revenues made no contribution, whereas $699,000 were recorded in fiscal 2000 from European operations.

Asset management activities generated revenues of $827,000, versus $6,933,000, reflecting far less favorable investment results at Dalewood Associates LP.

Investment banking revenues increased to $1,741,000, from a nominal $42,000. EarlyBirdCapital, Inc. ("EarlyBird") initiated its efforts in this area in fiscal 2001.

Revenues from principal transactions showed a loss of ($1,811,000), versus a gain of $2,130,000 in the prior year. This reflected markdowns on securities held in Firebrand's investment account, versus favorable increases in valuations in the prior year.

Interest income was $468,000, versus $152,000, as a result of higher investable cash balances.

Other revenues increased to $1,513,000, versus $554,000 in the prior year. Comparisons benefited from a favorable settlement on a litigation, as well as contributions from assorted investment interests.

Expenses

Total expenses from continuing operations for fiscal 2001 were $14,004,000, versus $1,554,000. Full-scale operations at EarlyBird were primarily responsible for the gain, versus modest start-up expenses at EarlyBird in fiscal 2000. Parent company expenses at Firebrand represent the bulk of the remainder of expenses.

Compensation and benefit expense increased to $5,977,000, from $432,000. Approximately $1,400,000 of the current year amount was due to the accelerated vesting of the 2000 contribution to our 1996 Incentive Compensation Plan. The rest of the current year's increase was due to EarlyBird's first full year of operation.

Occupancy & equipment expense increased to $1,110,000 from $290,000, reflecting a full year of operation at EarlyBird.

Business development expense rose to $2,394,000, from $58,000. This was attributable to significant promotion and web site development directed toward establishing the EarlyBird brand name.

Professional fees increased by $1,242,000, from $658,000. EarlyBird activity was a primary factor, as well as parent company expenses associated with the reformulation of the Company.

The write-off of EarlyBird's investment in Angeltips resulted in a $1,363,000 charge in fiscal 2001.

Other expenses were $1,802,000, versus $28,000, primarily due to the write-off of Firebrand's website development expenses and certain deferred expenses related to discontinued operations, and certain miscellaneous intercompany balances which were forgiven.

Income taxes

For the year ended January 31, 2001, in continuing operations, an income tax benefit of $2,986,000 was recorded, compared to a tax provision of $4,261,000 in the prior year.

Discontinued operations

During the second quarter of fiscal 2000, we discontinued the operations of the Shochet On-site Day Trading and Institutional and Research segments of our business. The losses of the On-Site Day Trading Segment are included in the Loss from Operations of the discontinued Shochet Holding segment, which are shown for fiscal 2001 as well as prior years. Losses from the discontinuation of these segments were estimated and recorded at the date of discontinuance or planned disposal. For fiscal 2001, the loss attributed to Shochet is $1,645,000, versus $538,000 in the prior year, net of an income tax benefit of $209,000.

The loss recognized in fiscal 2000 on the sale of the Institutional and Research segment was $1,253,000, which includes income tax expense of $503,000.

Losses from the operations of the discontinued GKN businesses were $12,471,000, net of income taxes of $432,000, in the current year, compared to a gain of $2,338,000, net of income tax benefit of $299,000, in the prior year. This was primarily attributable to a dramatic decrease in revenues associated with the retail brokerage business.

GKN transferred the majority of its full service brokerage accounts to Investec Ernst & Company. Firebrand, GKN and Investec entered into an agreement under which certain brokers employed by GKN were terminated by GKN on or about December 18, 2000. In turn, these brokers were offered employment by Investec, and GKN affected an electronic transfer of these brokers' client accounts to Investec. Under the agreement, GKN will receive, as override fees, certain percentages of the gross commissions generated by these brokers at Investec during the three-year period following thereafter. These percentages are 6% in the first year and 8% in each of the second and third years. Investec has guaranteed that the override fees to be received by GKN shall be at least equal to $500,000 in the first year, $400,000 in the second year and $300,000 in the third year. Adjustments would be made on these guaranteed fees if commissions fall below specified levels.

Similar agreements for a smaller number of accounts and brokers were reached with Shochet Securities and EarlyBirdCapital, Inc., two broker-dealers in which Firebrand has indirect majority stakes.

GKN Securities remains a wholly owned subsidiary though it is considered discontinued in these financial statements, and will continue to receive override commissions from the transactions described above. It also is involved in various legal proceedings from its former agency activities and has established a reserve of $1,800,000, which is our estimate of the probable resolution of these proceedings. Our Structured Finance activity operates through GKN.

In December 2000, our Board approved a plan to dispose of the Company's 53.5% stake in Shochet Holding Corp.

As a result of the transactions described above, GKN Securities and Shochet Holding have been accounted for on a discontinued basis. Certain other GKN assets will be liquidated in an orderly fashion; management does not expect a material loss as a result of the GKN transaction and will show a profit on the proposed Shochet disposition.

Weighted average common shares outstanding

The average numbers of common shares and common stock equivalents used in the computation of basic and diluted earnings per share were 8,842,378 for fiscal 2001, as compared to 8,579,559 and 8,689,729, respectively, in fiscal 2000.

Year Ended January 31, 2000 vs. Year Ended January 31, 1999

Basic and diluted earnings per share of common stock for the year ended January 31, 2000, was $0.57 and $0.56, respectively, as compared to a loss per share of $0.90 on both bases for the year ended January 31, 1999. The earnings per share relating to continuing operations were $0.55, while discontinued operations generated earnings of $0.02. Comparable amounts per share in fiscal 1999 were earnings of $0.15 and loss of $1.05, respectively. The significant improvement in fiscal 2000 was primarily attributable to a sharply higher performance in asset management activities.

Revenues

Total revenues from continuing operations were $10,510,000 in fiscal 2000, compared to $4,005,000 for the fiscal year 1999, led by significant increases in asset management fees.

Commission revenues declined to $699,000, from $994,000, primarily attributable to lower trading volumes.

Asset management activities generated revenues of $6,993,000, compared to $741,000 in the prior year. This increase was directly attributable to the results of Dalewood Associates LP.

Revenues from principal transactions rose to $2,130,000, versus a loss of $127,000. This improvement reflected a better performance in Firebrand's investment account.

Interest income was $152,000, down from $274,000, as a result of lower investable cash balances.

Other revenues declined to $544,000 from $1,748,000, due to certain one-time revenue items in fiscal 1999.

Expenses

Total expenses from continuing operations for fiscal 2000 were $1,554,000, versus $2,010,000.

Weighted average common shares outstanding

The average numbers of common shares and common stock equivalents used in the computation of basic and diluted earnings per share were 8,579,599 and 8,689,729, respectively in fiscal 2000, and 8,206,652 in fiscal 1999.

Liquidity and Capital Resources

Approximately 37% of assets at January 31, 2001 were highly liquid, consisting primarily of cash and cash equivalents, securities inventories and receivables from other broker-dealers. Additionally, approximately 23% of our assets are an investment in Dalewood Associates LP, which we could liquidate, if necessary. At January 31, 2001, 22% of assets were in discontinued operations. A relatively small percentage of our total assets are fixed.

Our brokerage subsidiaries (the latter two of which are considered discontinued), EarlyBirdCapital, Inc, GKN Securities and Shochet Securities, are subject to the net capital rules of the NASD and SEC. As such, we are subject to certain restrictions on the use of capital. EarlyBird's net capital position as of January 31, 2001 was $877,000, which was $777,000 in excess of its net capital requirement. GKN Securities' net capital position as of January 31, 2001, was $2,081,000, which was $1,831,000 in excess of its net capital requirement. Shochet Securities' net capital position as of January 31, 2001, was $327,000, which was $168,000 in excess of its net capital requirement.

In conjunction with our corporate headquarters relocation in New York in fiscal 1998, we significantly upgraded our technological infrastructure. The combined costs of the move and the technological investment were financed through a series of operating leases. These leases total $4.8 million. As security for these leases, we arranged for a standby letter of credit. As collateral for the standby letter of credit, we had placed $2.5 million in a restricted cash escrow account with the provider. In May 2001, the company bought out part of this lease through a payment of $1,819,000 to acquire the furniture and fixtures; as a result, the letter of credit and accompanying restricted cash escrow account was reduced to $955,000.

Our subsidiaries have also raised capital through the sale of their securities. In February 2000, EarlyBirdCapital.com, Inc., our majority owned subsidiary which wholly-owns EBCapital (Europe) AG, Dalewood Associates, Inc. and EarlyBirdCapital, Inc., raised approximately $11 million in gross proceeds through the sale of its preferred stock to a combination of venture capital sources and individual investors. In March 2000, Shochet Holding Corp. completed its initial public offering raising $9,405,000 of gross proceeds.

Our overall capital and funding needs are continually reviewed to ensure that our capital base can support the estimated needs of its business units. These reviews take into account business needs as well as regulatory capital requirements of the subsidiaries. At present, there is doubt about the Company's ability to continue as a going concern. Management believes that the Company's future success is dependent upon its ability to (i) complete a sale of its interest in Shochet Holding, (ii) streamline its operations to reduce costs, and
(iii) generate new sources of revenue. The Company has begun reducing costs and has expanded into new lines of business.

Other Matters

Quantitative and qualitative disclosures about market risk

Our investing and underwriting activities often involve the purchase, sale or short sale of securities as principal. Such activities subject our capital to significant risks from markets that may be characterized by relative illiquidity or may be particularly susceptible to rapid fluctuations in liquidity. Such market conditions could limit our ability to resell securities purchased or to purchase securities sold short. These activities subject our capital to significant risks, including market, credit counterparty and liquidity risks. Market risk relates to the risk of fluctuating values based on market prices without action on our part. Our primary credit risk is settlement or counterparty risk, which relates to whether a counterparty will fulfill its contractual obligations, such as delivery of securities or payment of funds. Liquidity risk relates to our inability to liquidate assets or redirect the deployment of assets contained in illiquid investments. In addition, our market and liquidity risks associated with asset revaluation are increased because these risks for us are concentrated and thus subject us to increased risks if market conditions deteriorate.

New Accounting Pronouncements

In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes standards for accounting and reporting of derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities, which was subsequently amended in June 1999 and 2000. SFAS 133 is effective for fiscal quarters beginning after January 1, 2001. The effect of SFAS 133 is not expected to be material to our financial statement disclosures.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                 FIREBRAND FINANCIAL GROUP INC, AND SUBSIDIARIES

                 Consolidated Statements of Financial Condition

                                                                     -----------------  ------------------
                                  Assets                             January 31, 2001   January 31, 2000
                                                                     -----------------  ------------------
 Cash and cash equivalents                                             $5,038,000          $4,140,000
 Receivable from broker dealers                                           140,000                   -
 Securities owned at market value                                       2,121,000             446,000
 Securities owned, not readily marketable, at fair value                   57,000           1,543,000
 Investment in affiliates                                               4,649,000           5,248,000
 Investment in discontinued operations                                  4,358,000          15,583,000
 Investment fees receivable                                               228,000           3,253,000
 Loans receivable                                                         355,000              27,000
 Office furniture, equipment and leasehold improvements, net              880,000             548,000
 Goodwill, net                                                             28,000              29,000
 Income taxes receivable                                                   79,000                   -
 Other assets                                                           1,805,000           1,117,000
                                                                      ----------------  ---------------
         Total Assets                                                 $19,738,000         $31,934,000
                                                                      ================  ===============
                   Liabilities and Stockholders' Equity
 Deferred tax liability                                                         -           3,145,000
 Income taxes payable                                                     627,000           1,028,000
 Payable to related parties                                             2,000,000                   -
 Accrued expenses and other liabilities                                 1,060,000             496,000
                                                                      ----------------  ---------------
                                                                        3,687,000           4,669,000
 Minority interests in net assets of subsidiary                         2,073,000                   -
 Liabilities subordinated to the claims of general creditors                    -             314,000
                                                                      ----------------  ---------------
         Total Liabilities                                              5,760,000           4,983,000
                                                                      ----------------  ---------------
 Common stock($.0001 par value; 35,000,000 shares authorized;
   9,209,875 shares issued; 8,661,118 and 8,629,213 shares
   outstanding, respectively)                                               1,000               1,000
 Additional paid-in capital                                            26,355,000          20,342,000
 Retained earnings                                                    (11,261,000)          9,206,000
 Accumulated other comprehensive income (loss)                            (22,000)            (51,000)
                                                                      ----------------  ---------------
                                                                       15,073,000          29,498,000
 Less treasury stock, at cost: 548,757 and
          580,662 shares respectively                                  (1,095,000)         (2,547,000)
                                                                      ----------------  ---------------
         Total Stockholders' Equity                                    13,978,000          26,951,000
                                                                      ----------------  ---------------
         Total Liabilities and Stockholders' Equity                   $19,738,000         $31,934,000
                                                                      ================  ===============

          See accompanying notes to consolidated financial statements.

                         FIREBRAND FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Operations
                                                                             Year ended January 31,
                                                                -------------------------------------------------
                                                                 2001               2000              1999
                                                                ---------------  ---------------  ---------------
Revenues:
 Commissions                                                    $      --             699,000          994,000
 Investment banking                                               1,741,000            42,000          375,000
 Principal transactions                                          (1,811,000)        2,130,000         (127,000)
 Equity in earnings of unconsolidated affiliates                    234,000         3,669,000          288,000
 Asset management fees                                              593,000         3,264,000          453,000
 Interest                                                           468,000           152,000          274,000
 Other                                                            1,513,000           554,000        1,748,000
                                                                ---------------  ---------------  ---------------
  Total revenues                                                  2,738,000        10,510,000        4,005,000
                                                                ---------------  ---------------  ---------------
Expenses:
 Compensation and benefits                                        5,977,000           432,000          598,000
 Occupancy and equipment                                          1,110,000           290,000          269,000
 Communication                                                      103,000            71,000          135,000
 Brokerage, clearing and exchange fees                               13,000            17,000           23,000
 Professional fees                                                1,242,000           658,000          151,000
 Business development                                             2,394,000            58,000          352,000
 Write-down of Angeltips investment                               1,363,000              --               --
 Other                                                            1,802,000            28,000          482,000
                                                                ---------------  ---------------  ---------------
  Total expenses                                                 14,004,000         1,554,000        2,010,000
                                                                ---------------  ---------------  ---------------
  Income (loss) before income taxes                              (11,266,000)       8,956,000        1,995,000
Income tax expense (benefit)                                      (2,986,000)       4,261,000          731,000
                                                                ---------------  ---------------  ---------------
  Income (loss) from continuing operations                        (8,280,000)       4,695,000        1,264,000
Minority interest in operations of subsidiary                     (2,415,000)            --               --
                                                                ---------------  ---------------  ---------------
  Income (loss) before discontinued operations                    (5,865,000)       4,695,000        1,264,000
                                                                ---------------  ---------------  ---------------
Discontinued operations:
  Income (loss) from operations of GKN Securities Corp.
        net of income tax expense (benefit) of $432,000,
        ($299,000), and ($2,035,000), respectively               (12,471,000)       2,338,000        (7,228,000)
  Loss from operations of Shochet Holdings Corp.
        net of income tax (benefit) of $0, ($209,000), and
        ($107,000), respectively                                  (1,645,000)        (538,000)         (327,000)
  Loss from operations of the discontinued
     Institutional and Research segment, net of income tax
     (benefit) of $0, ($202,000), and ($377,000), respectively         --            (387,000)       (1,092,000)
  Loss from disposal of the Institutional and Research
    segment, net of income tax expense of $503,000                     --          (1,253,000)            --
                                                                ---------------  ---------------  ---------------
  (Loss) from discontinued operations                            (14,116,000)         160,000        (8,647,000)
                                                                ---------------  ---------------  ---------------
  Net income (loss)                                             $(19,981,000)       4,855,000        (7,383,000)
                                                                ===============  ===============  ===============
Basic earnings (loss) per common share:
 Earnings (loss) from continuing operations                     $      (0.66)            0.55             0.15
                                                                ===============  ===============  ===============
 (Loss) from discontinued operations                            $      (1.60)            0.02            (1.05)
                                                                ===============  ===============  ===============
 Net earnings (loss)                                            $      (2.26)            0.57            (0.90)
                                                                ===============  ===============  ===============
Diluted (loss) earnings per common share:
 Earnings (loss) from continuing operations                     $      (0.66)            0.54             0.15
                                                                ===============  ===============  ===============
 (Loss) from discontinued operations                            $      (1.60)            0.02            (1.05)
                                                                ===============  ===============  ===============
 Net earnings (loss)                                            $      (2.26)            0.56            (0.90)
                                                                ===============  ===============  ===============
Weighted average common shares outstanding - basic                 8,842,378        8,579,559        8,206,652
                                                                ===============  ===============  ===============
Weighted average common shares outstanding - diluted               8,842,378        8,689,729        8,206,652
                                                                ===============  ===============  ===============

          See accompanying notes to consolidated financial statements.

                         FIREBRAND FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES
           Consolidated Statements of Changes in Stockholders' Equity
                  Years ended January 31, 2001, 2000 and 1999


                                          Preferred stock              Common stock        Additional
                                    ------------------------------------------------------  paid-in
                                       Shares          Amount      Shares       Amount      capital
                                    --------------  ------------------------- -------------------------
Balance at January 31, 1998          1,140,000        114,000      9,209,875         1,000    20,710,000
Net loss                                  --             --             --            --            --
Stock issued - compensation plan          --             --             --            --          (6,000)
Stock issued - sale                       --             --             --            --        (270,000)
Amortization of unearned
compensation                              --             --             --            --         588,000
Translation adjustment                    --             --             --            --            --
                                    ----------     ----------     ----------      --------    -----------
Balance at January 31, 1999          1,140,000        114,000      9,209,875         1,000    21,022,000
Net income                                --             --             --            --            --
Starting bonuses awarded                  --             --             --            --        (147,000)
Stock options exercised                   --             --             --            --        (109,000)
Forfeitures of stocks issued -
  compensation plan                       --             --             --            --         112,000
Stock issued - deferred
  compensation plan                       --             --             --            --         (93,000)
Stock issued - 401(k) plan                --             --             --            --        (131,000)
Preferred stock conversion            (100,800)       (10,000)          --            --         (61,000)
Cancellation of preferred stock     (1,039,200)      (104,000)          --            --        (894,000)

Note receivable                           --             --             --            --         121,000
Amortization of unearned
compensation                              --             --             --            --         522,000
Translation adjustment                    --             --             --            --            --
                                    ----------     ----------     ----------      --------    -----------
Balance at January 31, 2000               --      $      --        9,209,875   $     1,000    20,342,000

Net loss                                  --             --             --            --            --
Net proceeds from sale of
  EarlyBirdCapital.com stock              --             --             --            --      10,452,000
Minority interest -
EarlyBirdCapital.com                      --             --             --            --      (4,141,000)

Stock options exercised                   --             --             --            --         (22,000)
Forfeiture of stock issued -
   compensation plan                      --             --             --            --          17,000
Stock issued - 401(k) plan                --             --             --            --        (588,000)
Amortization of unearned
compensation                              --             --             --            --       1,445,000
Repurchase of stock for treasury          --             --             --            --            --
Stock issued - compensation plan          --             --             --            --      (1,150,000)
Translation adjustment                    --             --             --            --            --
                                    ----------     ----------     ----------      --------    -----------
Balance at January 31, 2001               --             --        9,209,875         1,000    26,355,000
                                    ==========     ==========     ==========     =========    ==========

                                                                               TABLE CONTINUED NEXT PAGE

          See accompanying notes to consolidated financial statements.


                         FIREBRAND FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES
           Consolidated Statements of Changes in Stockholders' Equity
                  Years ended January 31, 2001, 2000 and 1999

                                                                                             CONTINUATION
                                                  Accumulated
                                                     other            Treasury stock
                                     Retained    comprehensive  ----------------------------
                                     earnings       income         Shares         Amount         Total
                                    -----------------------------------------  -----------------------------
Balance at January 31, 1998         11,734,000        (36,000)    (1,113,976)    (4,902,000)    27,621,000
Net loss                            (7,383,000)          --             --             --       (7,383,000)
Stock issued - compensation plan          --             --           15,000         66,000         60,000
Stock issued - sale                       --             --          300,000      1,320,000      1,050,000
Amortization of unearned
compensation                              --             --             --             --          588,000
Translation adjustment                    --           18,000           --             --           18,000
                                    ----------     -----------    -----------    -----------    -----------
Balance at January 31, 1999          4,351,000        (18,000)      (798,976)    (3,516,000)    21,954,000
Net income                           4,855,000           --             --             --        4,855,000
Starting bonuses awarded                  --             --           79,746        351,000        204,000
Stock options exercised                   --             --           66,631        294,000        185,000
Forfeitures of stocks issued -
  compensation plan                       --             --          (27,046)      (112,000)          --
Stock issued - deferred
  compensation plan                       --             --           34,676        153,000         60,000
Stock issued - 401(k) plan                --             --           48,179        212,000         81,000
Preferred stock conversion                --             --           16,128         71,000           --
Cancellation of preferred stock           --             --             --             --         (998,000)

Note receivable                           --             --             --             --          121,000
Amortization of unearned
compensation                              --             --             --             --          522,000
Translation adjustment                    --          (33,000)          --             --          (33,000)
                                    ----------     -----------    -----------    -----------    -----------
Balance at January 31, 2000          9,206,000        (51,000)      (580,662)  $ (2,547,000)    26,951,000
Net loss                           (19,981,000)          --             --             --      (19,981,000)
Net proceeds from sale of
  EarlyBirdCapital.com stock              --             --             --             --       10,452,000
Minority interest -
EarlyBirdCapital.com                      --             --             --             --       (4,141,000)
Stock options exercised                   --             --           27,053        120,000         98,000
Forfeiture of stock issued -
   compensation plan                      --             --           (3,916)       (17,000)          --
Stock issued - 401(k) plan                --             --          345,917        678,000         90,000
Amortization of unearned
compensation                              --             --             --             --        1,445,000
Repurchase of stock for treasury          --             --         (710,052)      (965,000)      (965,000)
Stock issued - compensation plan      (486,000)          --          372,903      1,636,000           --
Translation adjustment                    --           29,000           --             --           29,000
                                    ----------     -----------    -----------    -----------    -----------
Balance at January 31, 2001        (11,261,000)       (22,000)      (548,757)    (1,095,000)    13,978,000
                                    ==========     ===========     ==========    ===========    ===========


          See accompanying notes to consolidated financial statements.

                 FIREBRAND FINANCIAL GROUP INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                                                                         Years ended January 31,
                                                               -----------------------------------------------
                                                                     2001           2000           1999
                                                                -------------   ------------   ---------------
Operating activities:
 Net (loss) income                                              $(19,981,000)      4,855,000      (7,383,000)
 Adjustments to reconcile net (loss) income to net
  cash provided by (used in) operating activities:
   Depreciation and amortization                                     238,000         738,000         369,000
   Incentive compensation Plan                                     1,445,000            --              --
   Equity in earnings of unconsolidated affiliates                  (234,000)     (3,669,000)       (288,000)
   (Income) loss from discontinued operations                     14,116,000      (1,800,000)      7,555,000
   Minority interest in the operations of subsidiary              (2,415,000)           --              --
   Write-off of investment in Angeltips.com                        1,363,000            --              --
   Loss (gain) on sale of subsidiaries                                  --           750,000         599,000
   Translation adjustment                                             29,000         (33,000)         18,000
   Others                                                           (184,000)        262,000          57,000
                                                                ------------     -----------       ---------
                                                                  (5,623,000)      1,103,000         927,000
 (Increase) decrease in operating assets:
  Investment management fees receivable                             (228,000)     (2,800,000)       (453,000)
  Receivable from brokers and dealers                               (140,000)        601,000        (349,000)
  Securities owned, at market value                               (1,675,000)       (358,000)         86,000
  Securities owned, not readily marketable                         1,486,000      (1,187,000)       (356,000)
  Loans receivable                                                  (328,000)         41,000         116,000
  Income taxes receivable                                            (79,000)         21,000         185,000
  Receivable from affiliates                                         380,000        (473,000)       (195,000)
  Other assets                                                      (369,000)       (512,000)        775,000
 Increase (decrease) in operating liabilities:
  Securities sold, not yet purchased                                    --          (135,000)        (60,000)
  Commissions payable                                                   --          (656,000)        194,000
  Income taxes payable                                              (401,000)      1,028,000            --
  Deferred tax liability                                          (3,145,000)      3,116,000          29,000
  Payable to affiliate                                             2,000,000            --              --
  Accrued expenses and other liabilities                             564,000         (70,000)       (248,000)
                                                                ------------     -----------       ---------
         Net cash (used in) provided by operating activities      (7,558,000)       (281,000)        651,000
                                                                ------------     -----------       ---------
Investing activities:
 Capital expenditure                                                (712,000)       (703,000)       (220,000)
 Investment in Angeltips.com                                      (1,018,000)           --              --
 Loan repayment (issuance) from (to) Shochet Holding               1,000,000        (500,000)           --
 Investment in Shochet Securities                                       --              --          (630,000)
 Capital contribution to GKN Securities                           (4,271,000)     (2,000,000)       (500,000)
 Liquidation of investment in limited partnership                       --            48,000       2,301,000
 Proceeds from sale of Institutional & Research                         --           875,000         666,000
                                                                ------------     -----------       ---------
         Net cash (used in) provided by investing activities      (5,001,000)     (2,280,000)      1,617,000
                                                                ------------     -----------       ---------
Financing activities:
 Proceeds from sale of EarlyBirdCapital.com stock                  9,977,000            --              --
 Proceeds from options exercised by employees                         98,000            --              --
 Issuance of EarlyBirdCapital.com stock to acquire
  Angeltips.com                                                      347,000            --              --
 Loan from Dalewood Associates L.P.                                4,000,000            --              --
 Sale (purchase) of treasury stock                                  (965,000)        185,000       1,050,000
 Common stock issued for preferred stock conversion                     --           (10,000)           --
 Repayment of subordinated debt                                         --           (94,000)       (176,000)
                                                                ------------     -----------       ---------
         Net cash provided by (used in) financing activities      13,457,000          81,000         874,000
                                                                ------------     -----------       ---------
         Net increase (decrease) in cash and cash equivalents        898,000      (2,480,000)      3,142,000
Cash and cash equivalents at beginning of year                     4,140,000       6,620,000       3,478,000
                                                                ------------     -----------       ---------
Cash and cash equivalents at end of year                        $  5,038,000       4,140,000       6,620,000
                                                                ============     ===========      ==========

          See accompanying notes to consolidated financial statements.

                Firebrand Financial Group, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                         January 31, 2001, 2000 and 1999

(1)      Organization and Recent Events

The consolidated financial statements include the activities of Firebrand Financial Group Inc., and its subsidiaries (the "Company"). The Company is primarily engaged in investment banking and asset management services. The Investment Banking segment structures and manages private offerings for early stage companies. The Asset Management segment provides asset management services to investors through Dalewood Associates, Inc., the general partner of Dalewood Associates, L.P. Dalewood Associates, L.P. is a private partnership which invests primarily in venture stage, pre-IPO companies. The Company has recently initiated two new financial services products: a collection business for broker/dealers and a structured finance activity for public companies seeking shelf financing.

During fiscal 2001, the company transferred the retail accounts of its wholly owned GKN Securities Corp. full service brokerage subsidiary to other broker/dealers, effectively terminating that activity. In December 2000, the Company's Board approved a plan to dispose of its 53.5% interest in Shochet Holding Corp ("Shochet"), whose principal operation, Shochet Securities, provides discount retail brokerage services in South Florida. In fiscal 2001, EarlyBirdCapital.com wrote off its investment in Angeltips.com Inc., and recognized a loss of $1,363,000; said investment had been initiated earlier in the current fiscal year. The write off represented management's assessment of the impairment to value reflected by marked change in the environment for angel websites.

The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and the liquidation of liabilities and commitments in the normal course of business. The Company's operations for 2001 have consumed substantial amounts of cash and have generated significant net losses, which have reduced stockholders' equity to $13,978,000 at January 31, 2001. As noted above, many of the product lines previously offered by the Company have been discontinued and the Company anticipates that its revenues will be substantially lower in 2002 than in 2001. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management believes that the Company's future success is dependent upon its ability to (i) complete a sale of its interest in Shochet, (ii) streamline its operations to reduce costs, and (iii) generate new sources of revenue. The Company has begun reducing costs and has expanded into new lines of business.

(2)      Summary of Significant Accounting Policies

Basis of Presentation

All significant intercompany accounts and transactions are eliminated in consolidation. Where appropriate, prior year amounts have been reclassified to conform to the current year presentation.

The financial statements conform to generally accepted accounting principles ("GAAP"). The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and the liquidation of liabilities and commitments in the normal course of business. Significant net losses from operations and related circumstances at January 31, 2001 raise substantial doubt about the Company's ability to continue as a going concern. The appropriateness of using the going concern basis is dependent upon, among other things, the sale of certain assets and future profitable operations. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Fair Value of Financial Instruments

Substantially all of the Company's financial assets and liabilities are carried at market or fair values or at amounts that approximate current fair value due to their short-term nature.

Cash and Cash Equivalents

Cash equivalents are highly liquid securities with maturities of three months or less when purchased. As collateral to a furniture and equipment lease, the company has maintained a restricted cash escrow account which equaled $2.5 million at January 31, 2001; at June 13, 2001, this escrow account had been reduced to $955,000, reflecting a payoff of part of the lease, as disclosed in Footnote 16.

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

Depreciation and Amortization

Office furniture, equipment and leasehold improvements are stated at cost, net of accumulated depreciation and amortization of $880,000 and $548,000 at January 31, 2001 and 2000, respectively. Office furniture and equipment are depreciated using either an accelerated method or a straight-line method, where applicable, over the estimated useful lives.

Leasehold improvements are amortized over the lesser of the life of the lease or estimated useful life of the improvement.

Goodwill

Goodwill represents the excess of the purchase price over the net assets acquired upon the Company's acquisition of Dalewood Associates, Inc. ("Dalewood") in December 1996. The goodwill is being amortized over 25 years on a straight-line basis. Goodwill, net of accumulated amortization is $28,000 for the year ended January 31, 2001.

Investment Banking Fees

Investment banking management and underwriting fee revenues are recognized when the deal is complete and the income is reasonably determinable.

Stock-Based Compensation

The Company uses the intrinsic value method to account for stock-based employee compensation plans. Under this method, compensation cost is recognized for stock option awards only if the quoted market price (or estimated fair market value of the stock prior to the stock becoming publicly traded) is greater than the amount the employee must pay to acquire the stock. Pro forma disclosures required by SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), based on the fair value-based method are presented in note 12.

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

(3)     Discontinued Operations

GKN Securities

On November 28, 2000, the Company and its wholly owned subsidiary, GKN Securities Corp. ("GKN"), and Investec Ernst & Company ("Investec"), entered into an agreement ("Agreement"), under which certain brokers employed by GKN were terminated by GKN on or about December 18, 2000 ("Transfer Date"). In turn, on the Transfer Date, these brokers were offered employment by Investec, and GKN affected an electronic transfer of these brokers' client accounts to Investec. The transfer was part of the Company's strategy to focus its business on investment banking services.

Under the Agreement, GKN will receive certain percentages of the gross commissions generated by these brokers at Investec during the three-year period beginning on the Transfer Date ("Override Fees"). These percentages are 6% in the first year and 8% in each of the second and third years. Investec has guaranteed that the Override Fees to be received by GKN shall be at least equal to $500,000 in the first year, $400,000 in the second year and $300,000 in the third year. Adjustments will be made on these guaranteed fees if commissions fall below specified levels.

Similar agreements for a smaller number of accounts and brokers were reached with Shochet Securities Corp. and EarlyBirdCapital, Inc., two broker-dealers in which the Company has indirect majority stakes.

Shochet Holding

In February 2000, the Company loaned Shochet Holding Corp., the Parent company of Shochet Securities, inc., then a wholly owned subsidiary of the Company, $1.5 million. Shochet Holding repaid the $1.5 million in April 2000. In May 2000, Shochet Holding repaid $1.0 million of a 1996 $1.0 million loan from Firebrand. Shochet Securities still owes the Company $0.5 million from an August 1999 subordinated note.

In March 2000, Shochet Holding, through an SEC Form SB-2, registered and sold 1,045,000 shares of its common stock to the public in an initial public offering. The offering, priced at $9 per share, raised approximately $8.0 million in net proceeds for Shochet Holding.

Following the closing of the offering of common stock, Shochet Holding contributed $3 million to Shochet Securities as additional paid-in capital.

In December 2000, the Company's Board approved a plan to dispose of the Company's 53.5% stake in Shochet Holding Corp.

GKN Securities Corp. and Shochet Holding Corp. have been accounted for on a discontinued basis. Certain other GKN assets will be liquidated in an orderly fashion; management does not expect a material loss as a result of the GKN transaction.

Institutional and Research

On June 25, 1999, the Company discontinued the operations of its Institutional and Research segment and sold certain assets, including the name "Southeast Research Partners, Inc.," of the discontinued segment, to Ryan Beck & Co., Inc., a subsidiary of BankAtlantic Bancorp, Inc., a publicly held thrift holding company for $1,914,000. Proceeds from the sale consist of $875,000 in cash and 1,039,200 shares of Series A Preferred Stock with a stated value of $1,039,200. The Company recognized a loss of $750,000 and $1,253,000 before and after tax, respectively. Southeast was then renamed EarlyBirdCapital.com, Inc., and then to EarlyBirdCapital, Inc.

On-site Day Trading

During the quarter ended July 31, 1999, the Company discontinued the operations of Shochet's On-site Day Trading segment, which are included in Shochet Holding results in chart below.

Income (loss), net of income tax, from operations of discontinued segments and
(loss) on disposal of such segments is summarized below:

                                          2001            2000             1999
                                          ----            ----             ----
Income (loss), net of income tax,
from operations of discontinued
segments
  GKN Securities                      $(12,471,000)   $  2,338,000    $ (7,228,000)
  Shochet Holding                       (1,645,000)       (538,000)       (327,000)
  Institutional and Research                  --          (387,000)     (1,092,000)
                                      -------------   ------------    -------------
                                      $(14,116,000)   $  1,413,000    $ (8,647,000)
(Loss) on disposal on Institutional
and Research segment, net of tax              --        (1,253,000)           --
                                      -------------   ------------    -------------

Income(Loss) from discontinued
operations                            $(14,116,000)   $    160,000    $ (8,647,000)
                                      =============   ============    =============

Total revenue from operations of discontinued segments in 2001, 2000 and 1999 were as follows:

                                          2001            2000             1999
                                          ----            ----             ----
GKN Securities                       $ 26,528,000    $49,161,000       $29,894,000
Shochet Holding                         8,200,000      8,112,000         7,753,000
Institutional and Research                  --         4,169,000        10,199,000
                                      -------------   ------------    -------------
                                     $ 34,728,000    $61,442,000       $47,846,000
                                      =============   ============    =============


Other Business Divestitures

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

(4)     Minority Interest

In February 2000, EarlyBirdCapital.com Inc. changed its name to
EarlyBirdCapital, Inc. ("EarlyBirdCapital"). At the same time, the Company contributed its 100% ownership of the EarlyBirdCapital, Inc. to a new holding company, EarlyBirdCapital.com Inc. ("EarlyBirdCapital.com, Inc.") in exchange for a 100% ownership in the new holding company.

Subsequently, EarlyBirdCapital.com Inc. sold 2,200,000 shares of its Series A Convertible Preferred Stock to a combination of institutional and individual investors. Net proceeds of the sale to EarlyBirdCapital.com Inc. were approximately $10,452,000. Following this transaction, Firebrand holds a 63.6% stake in EarlyBirdCapital.com Inc.

Upon the closing of the sale of the preferred stock EarlyBirdCapital.com Inc. contributed $5 million to EarlyBirdCapital as additional paid in capital.

As part of the offering, EarlyBirdCapital.com Inc. issued stock options to employees and advisors for 9,045,000 shares of stock (adjusted for 5-for-1 stock split in November, 2000). These options vest over three years and have a ten-year life and an exercise price of $1 per share (adjusted).

EarlyBirdCapital.com issued, in connection with the Angeltips.com Inc. acquisition in August 2000, 1,129,623 shares (adjusted for 5-for-1 split) of EarlyBirdCapital.com common stock. At the time of the write off of the Angeltips investment in December 2000, a settlement was made with the Angeltips principals, by which 782,940 shares were recaptured. Following the Angeltips transaction, Firebrand holds a 63.6% stake in EarlyBirdCapital.com.

(5)      Related Party Transactions

Loans receivable from officers were $355,000 and $27,000 in 2001 and 2000, respectively.

GKN, which is considered discontinued in this report, wrote off $489,000 in employee receivables in fiscal 2001, whose collection is considered doubtful.

(6)      Segment and Geographic Area Information

Subsequent to the discontinuance of operations as discussed in note 3, the Company's remaining continuing product lines, investment banking and asset management services, are directed by a common management team. As such, no segment reporting by business line is presented.

The Company's principal operations are located in the United States. The Company maintains an office in Europe.

 (7)     Commitments and Contingencies

The Company leases office facilities and equipment under noncancelable operating leases. Certain leases have renewal options and clauses for escalation and operating cost adjustments. At January 31, 2001, future minimum rental commitments under such leases were as follows:

                          Year ending
                          January 31,                   Amount
                  -------------------------         -------------
                             2002                    $ 1,022,000
                             2003                      1,032,000
                             2004                        786,000
                             2005                        755,000
                          Thereafter                   5,874,000
                                                   -------------
                            Total                    $ 9,469,000
                                                   =============

Total occupancy and equipment expense was $1,110,000, $290,000, and $269,000 in fiscal years 2001, 2000 and 1999, respectively.

The Company's broker-dealer subsidiaries are involved in various other legal proceedings arising from its securities activities. GKN Securities held a $1.8 million reserve for such legal matters at January 31, 2001. Management believes that resolution of these proceedings will have no material adverse effect on the Company's consolidated financial position or results of operations, after consideration of such reserves.

(8)      Employee Benefits

The Company has a defined contribution plan (the "Defined Plan"), covering substantially all employees meeting certain eligibility requirements. The company makes discretionary matching contributions to the Defined Plan annually, which amounted to $180,000, $153,000, and $170,000 for fiscal years 2001, 2000, and 1999, respectively.

In addition, GKN Securities, adopted a deferred compensation plan in March 1998, which was amended and then subsequently adopted by the Company, pursuant to which, management level employees or highly compensated employees of the Company, or its affiliates, may defer a percentage of his or her compensation for a fiscal year. The maximum deferral percentage is based upon the employee's prior year's annual production, calculated in accordance with a formula set forth in the deferred compensation plan, and his or her years with the Company or its affiliates. Based upon the actual deferral percentage by the employee, the Company will match the dollar amount of such deferral with a like amount of the Company's Common Stock.

The related Company matching contribution of our common stock has a three-year vesting period commencing at the end of the applicable deferral year. However, by special board resolution in December 2000, all unvested stock outstanding at that point associated with this program was vested as of December 13, 2000. The Company anticipates returning to the normal vesting schedule for future grants.

The Company deposits the deferred compensation and matching shares in the deferred account balance. However, the deferred account balances are considered to be unfunded until they are vested and distributed to the employee because until then, they are subject to forfeiture upon the occurrence of certain events as referenced in the deferred compensation plan.

 (9)     Income Taxes

The components of income tax (benefit) expense relative to continuing operations were as follows for the fiscal years ended January 31st:

                                 2001            2000         1999
                             ------------   -------------    ---------
        Current
            Federal         $   (549,000)       625,000       412,000
            State and local      708,000        520,000       154,000
                             ------------   -------------     --------
                                 159,000      1,145,000       566,000
         Deferred             (3,145,000)     3,116,000       165,000
                             ------------   ------------      --------
                           $  (2,986,000)     4,261,000       731,000
                             ===========     ==========       ========

The effective tax rates reflected in the consolidated financial statements differ from the statutory federal income tax rate as follows:

                                               2001     2000      1999
                                           ---------  -------    -------
        Statutory tax rate                  (34.00)    34.00     34.00
        State and local taxes, net of
           federal tax benefit                4.15      3.83      5.09
        Change in valuation allowance         8.06      9.74         0
        Other                                (4.72)        0     (2.45)
                                           ---------  -------   --------
                   Effective tax rate       (26.51)    47.57     36.64
                                           =========  =======   ========


Deferred income taxes reflect temporary differences in the basis of the Company's assets and liabilities for income tax purposes and for financial reporting purposes, using current tax rates. These temporary differences result in taxable or deductible amounts in future years.

The net deferred tax liabilities at January 31, 2001 and 2000 are comprised as follows:

                                                 2001              2000
                                               -----------      ---------
    Gross deferred tax asset:
        Net operating loss carry forwards      $7,949,000        1,609,000
        Depreciation and amortization                   -          339,000
        Reserve for contingencies                 810,000          305,000
        Deferred Compensation and other           478,000        1,017,000
                                               ------------     -----------
          Total gross deferred tax asset        9,237,000        3,270,000
    Less:  valuation allowance                 (8,551,000)      (2,233,000)
                                               ------------     -----------
          Net deferred tax asset                  686,000        1,037,000
                                               ------------     ----------
    Gross deferred tax liability:
        Unrealized gains on securities           (686,000)      (4,102,000)
        Other                                           -          (80,000)
                                               ------------     ----------
           Total gross deferred tax liability    (686,000)      (4,182,000)
                                               ------------     ----------
           Net deferred tax liability          $        0       (3,145,000)
                                               ===========      ==========


The Company files consolidated federal and combined New York State and New York City income tax returns with certain of its subsidiaries. As a result of the changes in stock ownership, EarlyBirdCapital.com Inc. will file separate consolidated federal and combined New York State and New York City income tax returns and Shochet Holding Corp files a separate consolidated Federal income tax return beginning in 2001. The company has a consolidated net operating loss carryover of $9,672,000, EarlyBirdCapital.com Inc. has a consolidated net operating loss carryover of $4,760,000 and Shochet Holding Corp has a consolidated net operating loss carryover of $1,618,000. All of the carryovers expire in 2021.

(10)     Stockholders' Equity

During the fiscal year ended January 31, 2001 the Company repurchased a total of 500,200 shares of its common stock, in connection with a repurchase plan announced in November 2000.

In addition, the Company also repurchased 209,852 shares of its Common Stock throughout the year.

In fiscal 2001, the Company distributed 345,917 shares of treasury stock for its 401(k) plan and 372,903 for its incentive compensation plan.

(11)     Comprehensive Income

The Company has adopted SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for the reporting and display of comprehensive income and its components. Total comprehensive income measures all charges in stockholders' equity resulting from transactions of the period, other than transactions with stockholders.

The components of comprehensive income are as follows for the years ended January 31, 2001, 2000 and 1999:

                                                2001          2000       1999
                                            ------------   ---------- ----------
 Net income (loss)                         $(19,981,000)   4,855,000 (7,383,000)
 Other comprehensive income (loss):
 Foreign currency translation adjustments        29,000      (33,000)    18,000
                                           ------------   ---------- ----------
Total comprehensive income (loss)          $(19,952,000)   4,822,000 (7,365,000)
                                           ============   ========== ==========

(12)    Stock Compensation Plans

At January 31, 2001, the Company has two stocked-based compensation plans, which are described below. The Company has also granted stock options outside of the plans.

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

                                            2001         2000          1999
                                     -------------- -----------    -----------
     Net (loss) income  As reported  $ (19,981,000)   4,855,000     (7,383,000)
                        Pro forma      (18,176,000)   4,015,000     (7,788,000)

     Basic EPS          As reported        $ (2.26)        0.57          (0.90)
                        Pro forma            (2.06)        0.47          (0.95)

     Diluted EPS        As reported        $ (2.26)        0.56          (0.90)
                        Pro forma            (2.06)        0.46          (0.95)

In April 1998, the Company offered employees holding certain options having an exercise price of $4.50 to $6.00 the opportunity to convert their options into new options for a fewer number of shares, but with a lower exercise price. Options for 181,000 shares were canceled and new options for 103,000 shares were granted in the conversion.

The Company has also granted stock options outside of the 1991 Plan. The stock options are authorized under specific agreements when the Company enters into employment agreements or when a director joins the Board of Directors. The number of shares subject to options, the exercise price, vesting, termination and other provisions of such awards are determined by the Board of Directors and specified in each individual stock option agreement. At January 31, 2001, options granted outside of the Plan to purchase a total of 30,000 shares of common stock were outstanding.

A summary of the status of the Company's 1991 Plan and other options granted outside of the 1991 Plan as of January 31, 2001, 2000 and 1999, and changes during the fiscal years then ended is presented below:

                                       2001                   2000     1999
                               ---------------------------- --------  -------
                                               Weighted-
                               Shares            average      Shares   Shares
   Stock options               (000)         exercise price    (000)   (000)
---------------------          ----------    -------------- --------  -------
Outstanding at
   beginning of year             1,700       $     4.24       1,070    1,196
Granted                            115             2.01         960      322
Exercised                          (27)            3.63         (55)       -
Forfeited                         (589)            4.36        (146)    (267)
Vested and expired                 (20)            4.36         (94)       -
Other                                -               -          (35)    (181)
                               --------                     --------  -------
Outstanding at end of year       1,179       $     3.97       1,700    1,070
                               ========                     ========  =======
Options exercisable
   at year-end                     739
                               ========
Weighted-average fair
   value of options granted
   during the year                0.40
                               ========

The following table summarizes information about stock options outstanding at January 31, 2001:

                                         Weighted
                                          average       Weighted                           Weighted
                            Number       remaining      average            Number           average
    Range of             outstanding    contractual     exercise        exercisable        exercise
 exercise prices          at 1/31/01       life          price          at 1/31/01          price
---------------------  ---------------  -----------     --------    --------------   --------------
                        (in thousands)                                (in thousands)
  $1.54 to $2.20             190          6.00             2.08               80             2.13
   3.13 to 4.31              543          8.04             3.73              284             3.72
   4.50 to 6.13              446          3.85             5.18              375             5.18
                        --------------                              -------------
                            1,179                                            739
                        ==============                              =============


1996 Incentive Compensation Plan

The Company's 1996 Incentive Compensation Plan provides for a portion of annual incentive awards payable to executive management and business unit managers to be made in restricted shares of the Company's common stock. All awards are subject to a minimum three-year vesting period. The maximum number of shares that may be awarded under the plan is one million. As of January 31, 2001, approximately 373,000 shares had been awarded. The Company recognized $1,445,000 and $522,000 of compensation expense for stock awards vested under this plan for the fiscal years ended January 31, 2001 and 2000, respectively. Common stock issued under this plan in 1997 vested normally in March, 2000, and by board resolution, shares issued in April 2000 vested in December, 2000.

Non-Employee Stock Compensation

EarlyBirdCapital.com Inc. has issued 2.67 million options in EarlyBirdCapital.com stock to advisors. Each option has a 10-year life and an exercise price of $1.00 per share.

(13)     Earnings Per Common Share

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

The following table sets forth the computation of basic and diluted EPS:

                                                   2001             2000            1999
                                              --------------    ----------     ------------
Numerator for basic and diluted EPS:
   Income (loss) from continuing
   operations                                 $  (5,865,000)     4,695,000       1,264,000
                                               ============      ==========     ===========
   Income (Loss) from
   discontinued operations                    $ (14,116,000)       160,000      (8,647,000)
                                               ============      =========      ===========
   Net income (loss)                          $ (19,981,000)     4,855,000      (7,383,000)
                                               ============      =========      ===========
Denominator for basic EPS:
   Weighted-average common shares                 8,842,378      8,579,559       8,206,652
   Dilutive stock options                                 -        110,170               -
                                               ------------     ----------      -----------
Denominator for diluted EPS:                      8,842,378      8,689,729       8,206,652
                                               ============     ==========      ===========
Basic EPS:
   Earnings (loss) from
   continuing operations                        $     (0.66)         0.55             0.15
                                               ============     ==========      ==========
   (Loss) from discontinued operations                (1.60)         0.02            (1.05)
                                               ============     ==========      ===========
   Net earnings (loss)                          $     (2.26)         0.57            (0.90)
                                               ============     ==========      ===========
Diluted EPS:
   Earnings (loss) from
   continuing operations                       $      (0.66)         0.54             0.15
                                               ============     ==========      ===========
    (Loss) from discontinued operations        $      (1.60)         0.02            (1.05)
                                               ============     ==========      ===========
   Net earnings (loss)                         $      (2.26)         0.56            (0.90)
                                               ============     ==========      ===========

 (14)    Concentration of Credit Risk and Off-Balance Sheet Risk

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

(15)     Net Capital Requirements

EarlyBirdCapital is a registered broker-dealer with the Securities and Exchange Commission (the "SEC") and member firms of the National Association of Securities Dealers ("NASD"). As such, EarlyBirdCapital is subject to the SEC's Uniform Net Capital Rule (SEC rule 15c3-1), which requires the maintenance of minimum net capital.

EarlyBirdCapital computes net capital under the standard aggregate indebtedness method permitted by the net capital rule, which requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to
1. At January 31, 2001, EarlyBirdCapital had net capital of $877,000, which was $777,000 in excess of its required net capital of $100,000. EarlyBird's ratio of aggregate indebtedness to net capital was 0.50 to 1.

(16)    Subsequent Events

On November 29, 2000, the company was notified that its common stock had failed to maintain a minimum market value of public float of $5 million and a minimum bid price of $1.00 over the previous 30 consecutive trading days as required by the Nasdaq National Market. The company was given until February 27, 2001 to regain compliance. On February 28, the company received notice of Nasdaq's intention to delist, which the company appealed. At a hearing on April 6, 2001, the Company presented its appeal but it was denied on May 1, 2001 and the company's stock now trades on the NASD OTC Bulletin Board.

On April 1, 2001, the Company terminated a furniture and equipment lease with GE Capital by making a payment of $1,819,000 and acquiring the furniture. This payment also allowed the release of $1,565,000 in escrowed funds.


(17)     Supplemental Cash Flow Information

                                                  Year ended January 31,
                                             ---------------------------------
                                                 2001       2000      1999
                                             -----------   -------  ---------
Cash paid for:
   Income taxes                              $   375,000    37,400   230,000
                                             ===========   =======   =======
   Interest                                  $         0     9,000     9,000
                                             ===========   =======   =======
Noncash financing transactions:
   Treasury stock issued for
   Incentive Compensation Plan & bonuses     $      --     204,000    60,000
                                             ===========   =======   =======
   Treasury stock issued for
   401(k) Plan                               $    90,000    81,000      --
                                             ===========   =======   =======
   Treasury stock issued for
   Deferred Compensation Plan                $      --      60,000      --
                                             ===========   =======   =======
    Asset distribution from
   unconsolidated affiliate                  $ 2,000,000      --        --
                                             ===========   =======   =======

(18)   Selected Quarterly Financial Data (Unaudited)

                                                                                      2001
                                                         -------------------------------------------------------

                                                        FOURTH         THIRD         SECOND          FIRST
----------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations             $ (3,249,000)  $(4,507,000)  $ 2,424,000    $  (2,948,000)
Minority interest in operations of subsidiary        $   (883,000)  $(1,094,000)  $  (438,000)            --
---------------------------------------------------------------------------------------------------------------
Income (loss) before discontinued operations         $ (2,366,000)  $(3,413,000)  $ 2,862,000    $  (2,948,000)
Income (loss) from discontinued operations           $ (7,897,000)  $(2,549,000)  $(5,307,000)   $   1,637,000
---------------------------------------------------------------------------------------------------------------
Net income (loss)                                    $(10,263,000)  $(5,962,000)  $(2,445,000)   $  (1,311,000)
---------------------------------------------------------------------------------------------------------------
Basic earnings (loss) per common share:
     Earnings (loss) from continuing operations     $       (0.26)  $     (0.38)  $      0.32    $       (0.34)
     Earnings (loss) from discontinued operations   $       (0.91)  $     (0.28)  $     (0.60)   $        0.19
---------------------------------------------------------------------------------------------------------------
     Net earnings (loss)                            $       (1.17)  $     (0.66)  $     (0.28)   $       (0.15)
---------------------------------------------------------------------------------------------------------------
Diluted earnings (loss) per common share:
     Earnings (loss) from continuing operations     $       (0.26)  $     (0.38)  $      0.32    $       (0.34)
     Earnings (loss) from discontinued operations   $       (0.91)  $     (0.28)  $     (0.60)   $        0.19
---------------------------------------------------------------------------------------------------------------
     Net earnings (loss)                            $       (1.17)  $     (0.66)  $     (0.28)   $       (0.15)
---------------------------------------------------------------------------------------------------------------

                                                                                2000
                                                    ----------------------------------------------------------
                                                        FOURTH           THIRD       SECOND           FIRST
---------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations            $   2,510,000  $    901,000   $ (1,346,000)   $   2,630,000
Minority interest in operations of subsidiary                --             --            --               --
---------------------------------------------------------------------------------------------------------------
Income (loss) before discontinued operations        $   2,510,000  $    901,000   $  (1,346,000)  $   2,630,000
Income (loss) from discontinued operations          $   7,070,000  $ (4,548,000)  $    (349,000)  $  (2,013,000)
---------------------------------------------------------------------------------------------------------------
Net income (loss)                                   $   9,580,000  $ (3,647,000)  $  (1,695,000)  $     617,000
---------------------------------------------------------------------------------------------------------------
Basic earnings (loss) per common share:
     Earnings (loss) from continuing operations     $        0.30  $       0.10   $       (0.16)  $        0.31
     Earnings (loss) from discontinued operations   $        0.82  $      (0.52)  $       (0.04)  $       (0.24)
---------------------------------------------------------------------------------------------------------------
     Net earnings (loss)                            $        1.12  $      (0.42)  $       (0.20)  $        0.07
---------------------------------------------------------------------------------------------------------------
Diluted earnings (loss) per common share:
     Earnings (loss) from continuing operations     $        0.30  $       0.10   $       (0.16)  $        0.30
     Earnings (loss) from discontinued operations   $        0.81  $      (0.52)  $       (0.04)  $       (0.23)
---------------------------------------------------------------------------------------------------------------
     Net earnings (loss)                            $        1.11  $      (0.42)  $       (0.20)  $        0.07
---------------------------------------------------------------------------------------------------------------

                          Independent Auditors' Report


The Board of Directors
Firebrand Financial Group, Inc.:


We have audited the accompanying consolidated statements of financial condition of Firebrand Financial Group, Inc. as of January 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three year period ending January 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Firebrand Financial Group, Inc. as of January 31, 2001 and 2000, and the results of its operations and its cash flows for each of the years in the three year period ending January 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's operations for fiscal 2001 have consumed substantial amounts of cash and have generated significant net losses which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KPMG LLP

KPMG LLP
July 3, 2001

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Our current executive officers, key employees and directors are as follows:

Name                        Age             Position
-----------------------    -------          ----------
John P. Margaritis            52            Chairman of the Board, President,
                                            Chief Executive Officer
Roger N. Gladstone            47            Vice Chairman
Richard Edlin                 40            Director
Peter R. Kent                 48            Director
James I. Krantz               45            Director
Roswitha Mueller              43            Director
David M. Nussbaum             47            Director
Arnold B. Pollard             58            Director
Richard Y. Roberts            49            Director
Robert H. Gladstone           42            President and Chief Executive
                                            Officer of GKN Securities
Robert M. Rosenberg           55            Executive Vice President, Chief
                                            Financial Officer and Secretary

         John P. Margaritis has served as chairman since December 2000, as our president and chief executive officer since December 1999, and as one of our directors since August 1996. He has served as a director of Shochet Holding since February 2000 and a director of EarlyBirdCapital.com since February 2000. From September 1998 until November 1999, Mr. Margaritis served as president and chief executive officer of Hawthorn Group New York, an international public relations firm. From June 1997 until September 1998, Mr. Margaritis served as chief executive officer of Margaritis & Associates, a public relations consulting firm. Mr. Margaritis was the president and chief executive officer of Ogilvy Adams & Rinehart (currently known as Ogilvy Public Relations Worldwide), a public relations firm, from January 1994 through February 1997, and was the president and chief operating officer from January 1992 to January 1994. From July 1988 until January 1992, Mr. Margaritis was chairman and chief executive officer of Ogilvy & Mathers, Public Relations. Mr. Margaritis is a director of the Arthur Ashe Institution for Urban Health and Research America, a non-profit organization to promote government's support of medical research. Mr. Margaritis is a member of the President's Advisory Counsel for the Museum of Television and Radio. Mr. Margaritis is also a trustee of Washington and Jefferson College. Mr. Margaritis graduated from Washington and Jefferson College and received his masters degree from the New School for Social Research.

         Roger N. Gladstone has been the vice chairman of our board of directors since June 1999 and one of our directors since January 1987. He served as our president from January 1987 until June 1999. In November 1999 he became chairman of the board and chief executive officer of Shochet Holding and has served as an executive officer and director of Shochet Securities since it became our subsidiary in November 1995. He also served as president of GKN Securities until June 1999. Mr. Gladstone serves on the Board of Arbitrators of the National Association of Securities Dealers, Inc. He is also a member of the Young Presidents Organization and an honorary member of the board of directors of the Sid Jacobson Jewish Community Center in Roslyn, New York. Mr. Gladstone is a director of No Small Affair South, a charitable foundation which provides positive experiences for disadvantaged children. From 1984 through 1986, Mr. Gladstone was engaged primarily in the acquisition, management, syndication and operation of real estate projects. From 1980 through 1984, Mr. Gladstone was engaged in the private practice of law in New York. Mr. Gladstone graduated from Stanford University, received a Master of Business Administration from New York University and received his law degree from the Benjamin N. Cardozo School of Law, Yeshiva University. In August 1997, Mr. Gladstone concluded a settlement with the NASDR resolving an NASDR investigation, discussed below.

         Richard Edlin has served as a director since July 2000. He is a founding partner of Solovay Edlin & Eiseman, P.C., a New York City law firm and has been affiliated with them since January 1992. From1986 to 1991, Mr. Edlin was engaged in the private practice of law at the firm of Cravath, Swaine & Moore in New York. From 1985 to 1986, Mr. Edlin clerked in the United States District Court for the Southern District of New York for the Honorable Lee P. Gagliardi. Mr. Edlin is a member of the Legal Committee of the Federation Internationale du Sport Universitaire and is a frequent lecturer to professional groups on a variety of legal topics. Mr. Edlin graduated from Tufts University, magna cum laude and received his law degree (Harlan Fiske Stone Scholar) from Columbia University School of Law.

         Peter R. Kent has served as one of our directors since May 1996. He had served as our president from June 1999 until December 1999. In June 1999 he became president and chief operating officer of EarlyBirdCapital.com Inc., EarlyBirdCapital, Inc., and prior to that time served as an executive officer of that subsidiary since March 1997. From June 1999 until December 1999, he and David M. Nussbaum comprised the office of the chief executive of our company and they shared executive responsibilities. From July 1995 until October 1998 he served as our chief financial officer. From October 1999 until April 2000, he served as our interim chief financial officer. Since November 1995, Mr. Kent served and still serves in various executive positions for our various subsidiaries. From September 1991 through February 1995, Mr. Kent served initially as chief financial officer, and subsequently as president, chairman of the board, and chief executive officer, of Consolidated Waste Services of America, Inc., a solid waste management and recycling company. From 1988 until 1991, Mr. Kent was employed by the securities firm of Wessels, Arnold & Henderson, where he served as a member of the Corporate Finance Department in charge of its Environmental Services Group. From 1984 to 1988, Mr. Kent was employed by Henry Ansbacher, Inc., a firm involved in the field of media mergers and acquisitions, initially as chief financial officer and subsequently as its president and chief operating officer. Previous to 1984, Mr. Kent had been employed by Sutro & Co. Incorporated, Wells Fargo Bank, and Arthur Andersen & Co. Mr. Kent is a Certified Public Accountant. Mr. Kent graduated from the University of California at Berkeley, where he also received his Masters in Business Administration.

         James I. Krantz has been one of our directors since September 1990. Since November 1999, Mr. Krantz has served as a director of Shochet Holding. Since 1977, Mr. Krantz has served as a property, casualty and life insurance broker and has been engaged in real estate management and investment. Since September 1997, Mr. Krantz served as President of York International Agency, Inc., a full service insurance agency and from 1993 to September 1997, Mr. Krantz served as vice president of York International Agency. Mr. Krantz graduated from Syracuse University. He received his Chartered Property Casualty Underwriter designation in 1989.

         Roswitha S. Mueller was elected a director of our company in June 1999. Ms. Mueller is a director of The Acacia Group, Inc., a private money management firm. From 1992 until November 1998 she served in various positions with Merrill Lynch & Co. and was Vice President Institutional Sales in that firm's New York office from March 1996 until November 1998. Prior to that time, Ms. Mueller performed financial analysis and portfolio management at BZ Bank Zurich Ltd. from 1986 until 1990. She received her Masters in Business Administration in

Finance from the Amos Tuck School of Business Administration, Dartmouth College, and her Master of Arts from the University of Basel. Ms. Mueller is the cousin of decedent Dr. Ernst Muller-Mohl, whose estate beneficially owns more that 5% of our outstanding common stock.

         David M. Nussbaum served as the chairman of our board of directors until December 2000. From June 1999 until December 1999, he and Peter R. Kent comprised the office of the chief executive and they shared executive responsibilities. Mr. Nussbaum served as chief executive officer from September 1990 until June 1999, served as our executive vice president from January 1987 until September 1990 and has served as one of our directors since January 1987. In June 1999 he became chairman of the board and chief executive officer of EarlyBirdCapital.com Inc. and EarlyBirdCapital, Inc. (formerly Southeast), and prior to that time served as an executive officer of that subsidiary since it was acquired by us in March 1997. He has been an executive officer of Dalewood since our acquisition of Dalewood in December 1996. Mr. Nussbaum serves on the Board of Arbitrators of the National Association of Securities Dealers, Inc. He is also a member of the Young Presidents Organization and a member of the Board of Directors of the Sid Jacobson Jewish Community Center in Roslyn, New York. From 1984 through 1986, Mr. Nussbaum was engaged primarily in the acquisition, management, syndication and operation of real estate projects. From 1980 through 1984, Mr. Nussbaum was engaged in the private practice of law at the firm of Rosenman & Colin in New York. Mr. Nussbaum graduated from the University of Michigan, magna cum laude. He received his law degree (cum laude; Order of the Coif) from New York University School of Law. In August 1997, Mr. Nussbaum concluded a settlement with NASD Regulation, Inc. ("NASDR") resolving an NASDR investigation, discussed below.

         Arnold B. Pollard has been one of our directors since August 1996. Since June 1993, he has been the president and chief executive officer of Chief Executive Group, which publishes "Chief Executive" magazine. For over 20 years, he has been president of Decision Associates, a management consulting firm specializing in organizational strategy and structure. Mr. Pollard was a founding member of the Strategic Decision Analysis Group of SRI, a company engaged in management consulting and contract research. Since October 1996, Mr. Pollard has served as a director and a member of the compensation committee of Delta Financial Corp., a public company engaged in the business of mortgage financing, of Sonic Foundry, a public company that develops audio software, and International Management Education Foundation, a non-profit educational organization. From 1989 to 1991 Mr. Pollard served as chairman and chief executive officer of Biopool International, a biodiagnostic public company focusing on blood related testing. From 1970 to 1973 Mr. Pollard served as adjunct professor at the Columbia Graduate School of Business. Mr. Pollard graduated from Cornell University (Tau Beta Pi) and holds a doctorate in Management Science from Stanford University.

         Richard Y. Roberts was elected one of our directors in December 1997. He has been a director of Shochet Holding since November 1999 and a director of EarlyBirdCapital.com since September 1999. Mr. Roberts became affiliated with Thelen Reid & Priest LLP (then known as Reid & Priest LLP) in January 1997, as counsel, where he participates in their Business and Finance, Infrastructure and Government, and Utility and Energy Practice Groups. From August 1995 to December 1996, Mr. Roberts served as general counsel to Princeton Venture Research, Inc., a venture capital securities consulting firm. From October 1990 to July 1995, Mr. Roberts served as a Commissioner of the United States Securities and Exchange Commission. Prior to his term as Commissioner, Roberts served as the administrative assistant and the legislative director for then Congressman and later Senator Richard Shelby. Mr. Roberts is a member of the Legal Advisory Board of the National Association of Securities Dealers, Inc., the Advisory Board of Securities Regulation & Law Reports, the Editorial Board of the Municipal Finance Journal, and the National Board of Policy Advisors of the Institute of Law and Economic Policy. He is a graduate of Auburn University where he earned a Bachelor of Science in Electrical Engineering. He received his Juris Doctorate from the University of Alabama School of Law and his Master of Laws from the George Washington University Law Center. Mr. Roberts is a member of the Alabama Bar and the District of Columbia Bar.

Other Executive Officers:

         Robert H. Gladstone served as our executive vice president from November 1993 until June 1999 and was one of our directors from January 1992 to May 1996. In June 1999 he became president and chief executive officer of GKN Securities, where he served as an executive officer of GKN Securities since January 1990. In January 1997, Mr. Gladstone concluded a settlement with the Securities and Exchange Commission ("SEC") resolving an SEC investigation and in August 1997, he concluded a settlement with the NASDR resolving an NASDR investigation, both of which are discussed below.

         Robert Rosenberg has served as our executive vice president and chief financial officer since joining us on April 24, 2000, and as our Secretary since September 13, 2000. From February 1999 to April 2000, Mr. Rosenberg served as chief financial officer at Boutique Y3K, LLC, an entity specializing in e-commerce and consultation regarding the Internet, where he assumed oversight of all financial and administrative functions. From January 1998 to January 1999, Mr. Rosenberg served as a principal and chief financial officer of United Equity Holding Corp., an insurance holding company. He served as chief financial officer of Enhance Financial Services Group, Inc., a specialty finance and insurance public company he founded, from 1986 until 1997, bringing the company public on the New York Stock Exchange in 1992. Mr. Rosenberg served as Vice President of Strategic Diversification for Merrill Lynch & Co.

Roger N. Gladstone is the brother-in-law of David M. Nussbaum. No other family relationships exist between any of our or our subsidiaries' executive officers or directors.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons also are required to furnish us with copies of all
Section 16(a) forms they file. To our knowledge, based solely on our review of the copies of such forms furnished to us and representations that no other reports were required, all Section 16(a) reporting requirements were complied with during fiscal 2001.

ITEM 11.  EXECUTIVE COMPENSATION

The following table shows the compensation paid by us and our subsidiaries, as well as certain other compensation paid or accrued, during the fiscal years ended January 31, 2001, 2000 and 1999, to our Chief Executive Officer and to our other four most highly compensated executive officers whose compensation was $100,000 or greater during fiscal 2001. The following individuals are referred to as the "Named Officers."

                                                Summary Compensation Table

----------------------------------------------------------------------------------------------------------------------------
                                                           Annual                 Long Term                  Other
                                                        Compensation            Compensation            Compensation (1)
                                                    ------------------------------------------------------------------------
                                                                          Restricted
                                                                             Stock
                                         Fiscal       Salary    Bonus       Awards        Options
                                       Year Ended   ---------------------------------------------------------------------
Name and Principal Position            January 31,     ($)       ($)          ($)           (#)               ($)
-------------------------------------------------------------------------------------------------------------------------
John P. Margaritis                        2001       220,000    - 0 -        - 0 -         - 0 -             30,000 (2)
     Chairman of the Board,               2000        26,250    15,000    15,000 (3)    180,000 (4)          12,500 (5)
     President and Chief                  1999        - 0 -     - 0 -        - 0 -          - 0 -            10,000 (5)
     Executive Officer since
     December 15, 1999
-------------------------------------------------------------------------------------------------------------------------
David M. Nussbaum                         2001       120,000    - 0 -        - 0 -         - 0 -            553,700 (2)
     Chairman and Chief                   2000       120,000   250,000    250,000 (3)      - 0 -            292,372 (6)
     Executive Officer,                   1999       240,000    - 0 -        - 0 -         - 0 -          1,132,416 (7)
     EarlyBirdCapital.com, Inc.
-------------------------------------------------------------------------------------------------------------------------
Roger N. Gladstone                        2001       120,000    - 0 -        - 0 -         - 0 -            405,580 (2)
     Chairman and Chief                   2000       120,000   150,000    150,000 (3)      - 0 -            278,499 (6)
     Executive Officer, Shochet           1999       240,000    - 0 -        - 0 -         - 0 -            577,692 (7)
     Holding Corp.
-------------------------------------------------------------------------------------------------------------------------
Peter R. Kent                             2001       191,838    - 0 -        - 0 -         - 0 -             10,203 (2)
     President,                           2000       200,000   150,000    150,000 (3)      20,000            10,000 (6)
     EarlyBirdCapital.com, Inc.           1999       200,000    - 0 -        - 0 -         - 0 -              2,400 (7)
-------------------------------------------------------------------------------------------------------------------------
Robert H. Gladstone                       2001       120,000    - 0 -        - 0 -         - 0 -            491,941 (2)
     President and Chief                  2000       120,000   150,000    150,000 (3)      - 0 -            317,927 (6)
     Executive Officer, GKN               1999       240,000    - 0 -        - 0 -         - 0 -            868,023 (7)
     Securities Corp.
-------------------------------------------------------------------------------------------------------------------------

(1) Amounts shown for David M. Nussbaum, Roger N. Gladstone and Robert H. Gladstone consist primarily of commissions paid on the brokerage of securities.

(2) Amounts shown for fiscal 2001 also include, to a lesser extent, contributions pursuant to our 401(k) plan and Deferred Compensation Plan. Contributions to the 401(k) plan consisted of (a) cash in the amount of $1,312, $1,312, $1,312and $1,312 and (b) dollar values of common stock in the amounts of $1,312, $1,312, $1,312and $1,312, all on behalf of David M. Nussbaum, Roger N. Gladstone, Peter R. Kent, and Robert H. Gladstone, respectively, to match, based upon a formula set forth in the 401(k) plan, fiscal 2001 pre-tax salary reduction deferral contributions (included herein under the column Salary). Dollar values of our common stock contributed by us are based upon the closing price of our common stock on the last trading day of calendar year 2000. The matching contribution vests based upon years of service in accordance with a formula set forth in our 401(k) plan, but the salary reduction deferral amount contributed by the employee is 100% immediately vested upon deferral by such employee. Dollar values of common stock in the amounts of $15,127, $14,075, $7,579 and $15,543 were contributed by us in January 2001 to our Deferred Compensation Plan on behalf of David M. Nussbaum, Roger N. Gladstone, Peter R. Kent and Robert H. Gladstone, respectively, to match the amount of fiscal 2001 pre-tax compensation which was deferred (included herein under the column Other Compensation) by each of such persons, respectively, and contributed by them to their respective accounts under the Deferred Compensation Plan. The matching contribution of our common stock has a three-year vesting period beginning at the end of the applicable deferral year. However, by special board resolution in December 2000, all unvested stock outstanding, associated with the deferred compensation program, was vested as of December 13, 2000. The amount for John P. Margaritis represents a non-accountable expense allowance of $2,500 per month during fiscal 2001.

(3) Amounts shown represent dollar values of restricted shares (IC Shares) pursuant to our 1996 Incentive Compensation Plan based on the closing price of our common stock on the date immediately preceding the date of grant. The IC Shares reported above were vested by special board resolution as of December 13, 2000. The holders of the IC Shares have the right to vote such shares and to receive dividends paid with respect to such shares.

(4) Includes options to purchase 5,000 shares, which Mr. Margaritis received as a non-employee director prior to becoming Chief Executive Officer.

(5) Represents non-employee director compensation of $2,500 per fiscal quarter. In fiscal 2000, also includes $2,500 for a non-accountable expense allowance.

(6) Amounts shown also include contributions by us to our 401(k) plan and Deferred Compensation plan. Contributions to our 401(k) plan consisted of (a) cash in the amount of $5,250, $5,250, $5,000 and $5,250 and (b)
         dollar values of common stock in the amounts of $5,250, $5,250, $5,000 and $5,250, on behalf of David M. Nussbaum, Roger N. Gladstone, Peter
         R. Kent and Robert H. Gladstone, respectively, to match, based upon a formula set forth in the 401(k) plan, fiscal 2000 pre-tax salary reduction deferral contributions (which 401(k) employee deferral contribution amounts are included herein under the column Salary). Dollar values of the common stock contributed by us are based upon the closing price of our common stock on the last trading day of calendar year 1999. The matching contribution vests based upon years of service in accordance with a formula set forth in our 401(k) plan, but the salary reduction deferral amount contributed by the employee is 100% immediately vested upon deferral by such employee. Amounts shown also represent dollar values of restricted shares contributed by us and allocated to the accounts of David M. Nussbaum, Roger N. Gladstone and Robert H. Gladstone pursuant to our Deferred Compensation Plan. Dollar values of common stock in the amounts of $21,417, $16,588 and $18,612 were contributed by us in March 2000 to our Deferred Compensation Plan on behalf of David M. Nussbaum, Roger N. Gladstone and Robert H. Gladstone, respectively, to match the amount of fiscal 2000 pretax commission payout which was deferred (included herein under the column Other Compensation) by each of such officers, respectively, and contributed by them to their respective accounts under our Deferred Compensation Plan. The matching contribution of our common stock has a three-year vesting period beginning at the end of the applicable deferral year. These shares were vested by a special board resolution as of December 13, 2000.

(7) Amounts shown for fiscal 1999 also include, to a lesser extent, contributions pursuant to our 401(k) plan and Deferred Compensation Plan. Contribution to our 401(k) plan consisted of (a) cash in the amount of $1,200, $1,200, $1,200, and $1,200, and (b) dollar values of common stock in the amounts of $1,200, $1,200, $1,200, and $470, all on behalf of David M. Nussbaum, Roger N. Gladstone, Peter R. Kent, and Robert H. Gladstone, respectively, to match, based upon a formula set forth in the 401(k) plan, fiscal 1999 pre-tax salary reduction deferral contributions (included herein under the column Salary). Dollar values of our common stock contributed by us are based upon the closing price of our common stock on the last trading day of calendar year 1998. The matching contribution vests based upon years of service in accordance with a formula set forth in our 401(k) plan, but the salary reduction deferral amount contributed by the employee is 100% immediately vested upon deferral by such employee. Amounts shown also represent dollar values of restricted shares contributed by us and allocated to the accounts of David M. Nussbaum, Roger N. Gladstone and Robert H. Gladstone pursuant to our Deferred Compensation Plan. Dollar values of common stock in the amounts of $9,240, $8,947 and $8,962 were contributed by us in April 1999 to our Deferred Compensation Plan on behalf David M. Nussbaum, Roger N. Gladstone and Robert H. Gladstone, respectively, to match the amount of fiscal 1999 pretax commission payout which was deferred (included herein under the column Other Compensation) by each of such named officers, respectively, and contributed by them to their respective accounts under the Deferred Compensation Plan. Also includes payment in securities of various companies with a market value of $876,250, $330,000 and $617,500 to David M. Nussbaum, Roger N. Gladstone and Robert H. Gladstone, respectively. These securities were received upon the exercise of underwriter warrants, which were issued to the individuals during prior fiscal years.

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

Option Grants in Last Fiscal Year

No stock options were granted to the Named Officers during fiscal 2001.

Option Exercises and Holdings

The following table sets forth information concerning the number and value of unexercised options held by each of the Named Officers as of January 31, 2001.


----------------------------------------------------------------------------------------------------------------------------
                                 AGGREGATED OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR AND
                                             FISCAL YEAR-END OPTION/SAR VALUES
--------------------------------------------------------------------------------------------------------------

                                                                                      Value of Unexercised
                                                        Number of Securities       In-The-Money Options/SARs
                                                       Underlying Unexercised      at Fiscal Year-End ($) (2)
                                                           Options/SARs at         ---------------------------
                          Shares                       Fiscal Year-End (#) (1)
                         Acquired       Value      --------------------------
                        on Exercise    Realized
           Name             (#)          ($)       Exercisable   Unexercisable     Exercisable  Unexercisable
           ----             ---          ---       -----------   -------------     -----------  -------------
John P. Margaritis         - 0 -        - 0 -        131,666        58,334            - 0 -         - 0 -
David M. Nussbaum          - 0 -        - 0 -          - 0 -         - 0 -            - 0 -         - 0 -
Roger N. Gladstone         - 0 -        - 0 -          - 0 -         - 0 -            - 0 -         - 0 -
Peter R. Kent              - 0 -        - 0 -        103,333        16,667            - 0 -         - 0 -
Robert H. Gladstone        - 0 -        - 0 -          6,666         - 0 -            - 0 -         - 0 -
--------------------------------------------------------------------------------------------------------------


     (1) Represents shares issuable upon exercise of options granted under the 1991 Plan.

     (2) Based on the difference between the closing sale price of our common stock on January 31, 2001 ($0.4062) and the exercise price of the option multiplied by the number of shares of common stock subject to the option.

Compensation Arrangements

         o  Employment Agreements Regarding Named Officers

         Firebrand Financial Group, Inc.

We have an employment agreement with John P. Margaritis, which expires December 31, 2001. The agreement provides for an annual salary of $220,000 and a non-accountable expense allowance in the aggregate monthly amount of $2,500 for the term of the agreement. Mr. Margaritis is also entitled to receive a bonus in an amount to be determined by our board of directors, for the realization of investment banking revenues which result from business referred to us by Mr. Margaritis. Mr. Margaritis is also eligible to receive bonuses under the IC Plan.

We also have employment agreements with each of David M. Nussbaum, Roger N. Gladstone and Robert H. Gladstone, which expired on April 30, 1999 but were extended on a month-to-month basis by an employment letter agreement between us and each of such persons, dated as of April 28, 1999. Each agreement provides for a salary at the minimum rate of $20,000 per month and the issuance of up to 15% of any underwriter warrants issuable to us in connection with our corporate finance and investment banking activities. Messrs. Nussbaum, Gladstone and Gladstone each receive payments of 20% of the gross brokerage commissions generated under any of his or each other's customer accounts (an aggregate 60% pay-out) and they are also entitled to bonuses under the IC Plan discussed below. The agreements continue until either we or the employee gives the other notice to terminate the employment agreement at the end of any month, at least thirty days prior to the end of such month, unless terminated earlier under conditions set forth in the agreement. Notwithstanding the foregoing, effective February 1, 1999, each of Messrs. Nussbaum, Gladstone and Gladstone voluntarily agreed to waive one-half of their base-salary until such time as we report two consecutive profitable quarters. Subsequently, David Nussbaum and Roger Gladstone agreed to receive payment solely pursuant to their employment agreements with EarlyBirdCapital.com and Shochet Holding, respectively, the terms of which are described below.

We also have an employment agreement with Peter R. Kent which expired on April 30, 1999 but which was extended on a month-to-month basis by an employment letter agreement between us and Mr. Kent, dated as of April 28, 1999. The agreement provides for a salary at a minimum rate of $16,666.67 per month. Mr. Kent is also entitled to bonuses under the IC Plan. The agreement continues until either we or Mr. Kent gives the other notice to terminate the employment agreement at the end of any month at least thirty days prior to the end of such month, unless terminated earlier under conditions set forth in the agreement. Notwithstanding the foregoing, Mr. Kent has agreed to reduce his salary to $6,666 per month. The remainder of Mr. Kent's salary is paid pursuant to his employment agreement with EarlyBirdCapital.com, the terms of which are described below.

The agreements with Messrs. Nussbaum, Gladstone, Gladstone, Kent and Margaritis contain non-compete provisions, expiring one year after termination of employment, which prohibit these persons from competing with us without prior written consent.

         EarlyBirdCapital.com

As of February 23, 2000, each of Messrs. Nussbaum and Kent have an employment with EarlyBirdCapital.com which requires that such individuals dedicate a substantial majority of their business time to the affairs of EarlyBirdCapital.com. The agreements terminate on December 31, 2002. The agreements provides for an annual base salary of $120,000 per year, with increases and bonuses as the board of directors of EarlyBirdCapital.com may determine from time to time. Messrs. Nussbaum and Kent spend the balance of their business time working for us and our other subsidiaries. The EarlyBirdCapital.com agreements with Messrs. Nussbaum and Kent contain non-compete provisions expiring one year after termination of employment, which prohibit them from competing with EarlyBirdCapital.com (other than work for our subsidiaries) without the consent of EarlyBirdCapital.com. To the extent Mr. Nussbaum or Mr. Kent serves as a broker for one of our other subsidiaries brokerage businesses, the will also be paid customary commissions by the respective brokerages. EalryBirdCapital.com intends to create an incentive compensation plan to provide incentive compensation for its employees, including Messrs. Nussbaum and Kent.

         Shochet Holding

Our subsidiary, Shochet Holding, has entered into an employment agreement with Roger Gladstone, the vice chairman of our board of directors. The term of the agreement commenced on March 15, 2000 and terminates March 14, 2001, but is renewable for one-year terms unless 30 days prior written notice of termination is given by either party. Mr. Gladstone's agreement provides for an annual base salary of $120,000 and a bonus may be awarded by Shochet's board of directors, in its discretion. Mr. Gladstone's agreement also contains a prohibition on competing with Shochet Holding for one year after termination of employment for any reason. Mr. Gladstone's agreement provides that he devote substantially all of his business time to Shochet Holding.

      o  1991 Employee Incentive Plan

In June 1991, we adopted and our stockholders approved the 1991 Employee Incentive Plan, which is hereinafter referred to as the 1991 Plan. As amended, the 1991 Plan provides for the issuance of stock, stock options and other stock purchase rights to officers, key employees, non-employee directors and consultants who render significant services to us and our subsidiaries. The 1991 Plan was adopted to provide our board with sufficient flexibility regarding the forms of incentive compensation, which we will have at our disposal to reward these persons. Under the 1991 Plan, both options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended, and non-qualified options may be granted. Our board has designated the Employee Incentive Committee to administer and determine the distribution and terms of awards granted under the 1991 Plan, pursuant to guidelines set forth in the 1991 Plan.

      o  1996 Incentive Compensation Plan

In July 1996, we adopted and our stockholders approved the IC Plan, which, as amended, establishes an incentive compensation pool equal to 25% of all pre-tax, pre-incentive compensation profits, once a 10% pre-tax, pre-incentive return on beginning equity has been achieved. If our pre-tax, pre-incentive compensation profits are sufficient to establish a bonus pool, such bonus pool would then be distributed to management and business unit managers, in majority part based upon a pre-fixed percentage determined in the beginning of the fiscal year in question and to a lesser extent, based upon the discretion of the Employee Incentive Committee after such fiscal year has ended. In the discretion of the Employee Incentive Committee, up to 50% of the value of any award may be paid in restricted shares of our common stock, and up to 100% may be paid in restricted shares with the consent of the recipient. The "restricted" shares will not vest, except in limited circumstances, until three years after the date of grant.

        o  1998 Non-Qualified Deferred Compensation Plan

In March 1998, our subsidiary, GKN Securities, adopted a deferred compensation plan, which was amended in March 1999 and then subsequently adopted by the Company, pursuant to which management level employees or highly compensated employees of the Company, or its affiliates, may defer a percentage of his or her compensation for a fiscal year. The name of the plan recently changed to the Firebrand Financial Group, Inc. Non-Qualified Deferred Compensation Plan. The maximum deferral percentage is based upon the employee's prior year's annual production, calculated in accordance with a formula set forth in the deferred compensation plan, and his or her years with the Company, or its affiliates. Based upon the actual deferral percentage by the employee, the Company will match the dollar amount of such deferral with a like amount of our common stock. The matching contribution of our common stock has a three-year vesting period commencing at the end of the applicable deferral year, or in certain circumstances, at the discretion of the Company. By special Board resolution, in December 2000, all unvested shares outstanding associated with the Deferred Compensation Plan were vested as of December 13, 2000. The Company anticipates returning to the normal vesting schedule for future grants. Payment of the deferred account balance is made at a pre-determined future date, or earlier upon death, or at the discretion of the Company.

We have deposited our matching shares and the amount deferred by eligible employees in the deferred account balance. However, the deferred account balances are considered to be unfunded until they are distributed to an employee because until then, they are subject to forfeiture upon the occurrence of events referenced in the deferred compensation plan.

        o  EarlyBirdCapital.com 2000 Performance Equity Plan

In February 2000, our subsidiary, EarlyBirdCapital.com, established a 2000 Performance Equity Plan (EBC 2000 Plan), which we, as the then sole shareholder, also approved in February 2000. Pursuant to the EBC 2000 Plan, an aggregate of 3,000,000 shares of the common stock of EarlyBirdCapital.com have been reserved for issuance under awards which may be granted, including incentive and nonincentive options, restricted and deferred stock grants and stock appreciation rights. Persons eligible for the EBC 2000 Plan are key employees, directors, advisory board members, officers and consultants of EarlyBirdCapital.com. The EBC 2000 Plan provides that any participant acquiring shares under the EBC 2000 Plan who desires to sell such shares to EarlyBirdCapital.com must first offer such shares to EarlyBirdCapital.com. The plan is administered by the board of directors of EarlyBirdCapital.com which determines the persons to whom awards will be granted, the number of awards to be granted and the specific terms of each grant, including their vesting schedule, subject to the provisions of the plan.

        o  Shochet Holding 1999 Equity Plan

In November 1999, the board of directors of Shochet Holding adopted, and in December 1999 we as the then sole stockholder approved, Shochet's 1999 Performance Equity Plan. This plan authorized the granting of awards of up to 350,000 shares of common stock to Shochet Holding's key employees, officers, directors and consultants. Awards consist of stock options (both nonqualified options and options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986), restricted stock awards, deferred stock awards, stock appreciation rights and other stock-based awards, as described in the plan. The plan is administered by the board of directors of Shochet Holding, which determines the persons to whom awards will be granted, the number of awards to be granted and the specific terms of each grant, including their vesting schedule, subject to the provisions of the plan.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The table which follows sets forth certain information as of June 30, 2001, with respect to the stock ownership of (i) those persons or groups known to us to beneficially own more than 5% of our voting securities, (ii) each of our director and director nominees, (iii) our Chief Executive Officer and our other four most highly compensated executive officers whose compensation was $100,000 or greater during fiscal 2001 (such persons are referred to as "Named Officers") and (iv) all of our directors and executive officers as a group. As of June 30, 2001 we had issued and outstanding 8,954,000 shares of common stock.

The information is based upon information furnished by the persons listed below or contained in filings made by them with the Securities and Exchange Commission. For purposes of the information set forth below, all shares of our common stock that an individual or group has a right to acquire within 60 days pursuant to the exercise of warrants or options or other convertible securities are deemed to be currently owned and outstanding for purposes of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Except as indicated in the footnotes to the table, the security holders listed below possess sole voting and investment power with respect to their securities, subject to community property laws where applicable.

                                                                      Percent
                                              Number of Shares      Beneficially
   Name of Beneficial Owner                  Beneficially Owned        Owned
   ------------------------                  ------------------        -----
   John P. Margaritis......................       148,871 (1)           1.6
   David M. Nussbaum (2)...................     1,254,235 (3)          14.0
   Roger N. Gladstone (2)..................     1,213,016 (4)          13.5
   Peter R. Kent...........................       188,798 (5)           2.1
   Robert H. Gladstone (2).................       543,538 (6)           6.0
   Richard Edlin...........................        - 0 -                 *
   James I. Krantz.........................       175,209 (7)           2.0
   Roswitha S. Mueller.....................         3,334 (8)            *
   Arnold B. Pollard.......................        16,668 (9) (10)       *
   Richard Y. Roberts......................        13,334 (9)            *
   Estate of Dr. Ernst Muller-Mohl (11)....     1,250,000              14.0
   All Executive Officers and Directors
      as a group (11 persons)..............     3,557,003 (12)         38.3%

------------------------------

*        Less than 1%.
(1) Includes 130,000 shares issuable upon exercise of options and 3,871 restricted shares issued under our 1996 Incentive Compensation Plan ("IC Shares"). The holders of the IC Shares have the power to vote and receive dividends with respect to those shares. Does not include options to purchase 58,334 shares which become exercisable on December 31, 2001 and options to purchase 1,666 shares which become exercisable on June 29, 2002.
(2) The business address of David M. Nussbaum and Robert H. Gladstone is One State Street Plaza, New York, New York 10004. The business address of Roger N. Gladstone is 433 Plaza Real, Boca Raton, Florida 33432.
(3) Includes 64,516 IC Shares. Does not include 35,000 shares held by The Nussbaum Family Foundation, Inc., one of whose directors is the spouse of Mr. Nussbaum. Mr. Nussbaum disclaims beneficial ownership of the shares held by such foundation.
(4) Includes 38,710 IC Shares. Does not include 27,500 shares held by The Lisa and Roger Gladstone Foundation, one of whose directors is the spouse of Roger Gladstone. Roger Gladstone disclaims beneficial ownership of the shares held by such foundation.
(5) Includes 103,334 shares issuable upon exercise of options and 38,710 IC Shares. Does not include options to purchase 16,666 shares of common stock, which become exercisable on June 29, 2002.
(6) Includes (i) 52,500 shares issuable upon exercise of options, which are held by Robert Gladstone's spouse, (ii) 39,710 IC Shares, and (iii) 6,666 shares issuable upon exercise of options. Does not include 5,000 shares held by The Robert Gladstone Family Foundation, on of whose directors is the spouse of Robert Gladstone. Mr. Gladstone disclaims beneficial ownership of the shares held by such foundation.
(7) Includes 3,125 shares held by Mr. Krantz's spouse and 13,334 shares issuable upon exercise of options. Does not include options to purchase 1,666 shares of common stock, which become exercisable on June 29, 2002.
(8) Represents 3,334 shares issuable upon exercise of options. Does not include options to purchase 1,666 shares, which become exercisable on June 29, 2002.

(9) Represents 13,334 shares issuable upon exercise of options. Does not include options to purchase 1,666 shares, which become exercisable on June 29, 2002.
(10) Includes 3,334 shares issuable upon exercise of options. Does not include options to purchase 6,667 shares, 3,333 of which become exercisable on February 9, 2002 and 3,334 of which become exercisable on February 9, 2003.
(11) The business address of the Estate of Dr. Ernst Muller-Mohl was Ramistr, 18, Zurich 8001, Switzerland.
(12) Includes the shares issuable upon exercise of options and included in the table as described in the above footnotes. Does not include those shares indicated as excluded in the above footnotes.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We have purchased and continue to purchase insurance using York International Agency, Inc. ("York") as our agent. James I. Krantz, one of our directors, is President and Chief Executive Officer, a director and a stockholder of York. In fiscal 2001, we paid to York premiums of $50,359 for insurance policies purchased through York (a portion of which amounts are paid by the insurer to York).

In the fiscal year ended January 31, 1995, we loaned to Mr. Lester Rosenkrantz, then an executive officer and director of the Company, an aggregate of $99,000. An additional $25,000 loan was made in the fiscal year ended January 31, 1996. Mr. Rosenkrantz repaid $10,000 in December 1995 and $20,000 in March 1996. In February 1998, we loaned to Mr. Rosenkrantz an additional $50,000. These loans were partially satisfied in July 1999 by Mr. Rosenkrantz surrendering his interest in certain underwriter warrants. Mr. Rosenkrantz left the employment of the Company during fiscal 2001. At that time, the balances of his loans, approximately $80,000, were forgiven.

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

         3.1(b)   Certificate of Elimination of Series A Preferred Stock dated
                  January 14, 1997 (old) (Incorporated by reference to Exhibit
                  3.1(b) to the Company's Form 10-Q for the quarterly period ended April 30, 1997 ("April 1997 10-Q"))

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

         3.2 By-laws (Incorporated by reference to Exhibit 3.2 to the Registration Statement)

         4.1      Form of Common Stock Certificate (Incorporated by reference to
                  Exhibit 4.1 to the Registration Statement)

         10.1(a)  Lease for One State Street Plaza, New York, New York 10004
                  (Incorporated by reference to Exhibit 10.1(a)of the Company's
                  Form 10-K for the fiscal year ended January 31, 1998)

         10.2     Employment Agreement between the Company and David M. Nussbaum
                  (Incorporated by reference to Exhibit 10.10 to the Registration Statement)

         10.3     Employment Agreement between the Company and Robert H.
                  Gladstone (Incorporated by reference to Exhibit 10.12 to the Registration Statement)

         10.4     Employment Agreement between the Company and Peter R. Kent
                  (Incorporated by reference to Exhibit 10.13 to the Registration Statement)

         10.5 Warrant Agreement with Joachim Stahler (Incorporated by reference to Exhibit 10.14 to the Registration Statement)

         10.6 Stock Option Agreement with Arnold B. Pollard (Incorporated by reference to Exhibit 4.2 to the Company's Form S-8 filed on January 23, 1997, File No. 333-20273)

         10.7 Stock Option Agreement with John P. Margaritis (Incorporated by reference to Exhibit 4.3 to the Company's Form S-8 filed on January 23, 1997, File No. 333-20273)

         10.8     1991 Employee Incentive Plan (Incorporated by reference to
                  Exhibit 10.17 to the Registration Statement)

         10.9     1996 Incentive Compensation Plan (Incorporated by reference to
                  Exhibit 10.20 to the Registration Statement)

         10.10    Amendment, effective as of December 19, 1996, to the 1996
                  Employee Incentive Plan (Incorporated by reference to Exhibit
                  10.13 to the Company's Form 10-K for the fiscal year ended
                  January 31, 1997)

         10.11    Clearing Agent Agreement with Wertheim BNY Clearing Services &
                  Co. Incorporated (Incorporated by reference to Exhibit 10.18 to the Registration Statement)


         10.12    Form of Stock Option Agreement (Incorporated by reference to
                  Exhibit 10.19 to the Registration Statement)

         10.13 Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.21 to the Registration Statement)

         10.14 Stock Option Agreement with Richard Y. Roberts (Incorporated by reference to Exhibit 10.17 to the Annual Report on Form
                  10-K for the fiscal year ended January 31, 1998)

         10.15    Intercompany Services Agreement between Research Partners
                  International, Inc. and EarlyBirdCapital.com Inc. dated
                  February 1, 2000 (Incorporated by reference to Exhibit 10.18 of the Company's Form 10-K for the fiscal year ended January
                  31, 2000)

         10.16    Intercompany Services Agreement between Research Partners
                  International Inc. and Shochet Holding Corp., dated March 14,
                  2000 (Incorporated by reference to Exhibit 10.5 to Amendment
                  No. 1 to Form SB-2 Registration Statement filed by Shochet
                  Holding Corp. with the SEC (File No. 333-92307))

         10.17    Asset Purchase Agreement with schedules, dated as of June 28,
                  1999, among Southeast Research Partners, Inc., Research
                  Partners International, Inc. and Ryan, Beck & Co., Inc.
                  (Incorporated by reference to Exhibit 2.1 to the Form 8-K dated July 6, 1999 ("Serp 8-K"))

         10.18 Research Agreement with schedules, dated as of June 28, 1999, between Ryan Beck and Research Partners International, Inc.
                  (Incorporated by reference to Exhibit 10.1 to the Serp 8-K)

         10.19    Employment Agreement between the Company and John P.
                  Margaritis dated December 15, 1999 (Incorporated by reference to Exhibit 10.23 of the Company's Form 10-K for the fiscal year ended January 31, 2000)

         10.20    Agreement between Firebrand Financial Group, Inc., GKN
                  Securities Corp., and Investec Ernst & Company regarding the transfer of certain brokers and client accounts and override fees to be paid in consideration of such transfer.
                  (Incorporated by reference to Exhibit 2 to Form 8-K dated
                  December 28, 2000)

         21.0     Subsidiaries of the Company

         23.1     Consent of KPMG LLP

         99       Risk Factors

        (b)  Reports on Form 8-K
             -------------------

             o   Form 8-K dated December 28, 2000

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 10, 2001                   Firebrand Financial Group, Inc.

                                      By:   /s/ Robert M. Rosenberg
                                          --------------------------------
                                          Robert M. Rosenberg
                                          Chief Financial Officer
                                          (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on July 10, 2001.

/s/ John P. Margaritis
-----------------------      Chairman of the Board, President, Chief Executive
John P. Margaritis           Officer (Principal Executive Officer)

/s/ David M. Nussbaum
-----------------------      Director
David M. Nussbaum


-----------------------      Director
Roger N. Gladstone

/s/ Peter R. Kent
-----------------------      Director
Peter R. Kent


-----------------------      Director
Richard Edlin

/s/ James I. Krantz
-----------------------      Director
James I. Krantz

/s/ Arnold B. Pollard
-----------------------      Director
Arnold B. Pollard

/s/ Richard Y. Roberts
-----------------------      Director
Richard Y. Roberts

/s/ Roswitha Mueller
-----------------------      Director
Roswitha Mueller

                                  Exhibit Index

Exhibit No.       Document
----------        ----------
21                Subsidiaries of the Company

23.1              Consent of KPMG LLP

99                Risk Factors