Form 10-K/A
period 2001-01-31
FIREBRAND FINANCIAL GROUP INC
filed 2001-09-06
CIK 814774

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                Amendment No. 1


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

                                 (212) 208-6500
            ---------------------------------------------------------
              (Registrant's telephone number, including area code)

                                Explanatory Note
                                ----------------

The undersigned Registrant hereby amends its Annual Report on Form 10-K for the fiscal year ended January 31, 2001 solely by replacing Note 18 of the Consolidated Financial Statement contained in such Annual Report. Note 18 reports the unaudited Selected Quarterly Financial Data for fiscal years 2000 and 2001. This Amendment consists of Item 8, Financial Statements and Supplementary Data, with the revised Note 18.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                 FIREBRAND FINANCIAL GROUP INC. AND SUBSIDIARIES

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
                                             ===========   =======   =======

(18)   Selected Quarterly Financial Data (Unaudited)

                                                                                2001
                                                    ---------------------------------------------------------------
                                                        FOURTH         THIRD            SECOND           FIRST
----------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations             $  (5,037,000)  $(4,506,000)     $   2,514,000    $ (1,251,000)
Minority interest in operations of subsidiary        $    (947,000)  $  (754,000)     $    (132,000)       (582,000)
---------------------------------------------------------------------------------------------------------------------
Income (loss) before discontinued operations         $  (4,090,000)  $(3,752,000)     $   2,646,000    $   (669,000)
Income (loss) from discontinued operations           $  (6,173,000)  $(2,210,000)     $  (5,091,000)   $   (642,000)
--------------------------------------------------------------------------------------------------------------------
Net income (loss)                                    $ (10,263,000)  $(5,962,000)     $  (2,445,000)   $ (1,311,000)
--------------------------------------------------------------------------------------------------------------------
Basic earnings (loss) per common share:
     Earnings (loss) from continuing operations      $       (0.46)  $     (0.42)     $        0.30    $      (0.08)
     Earnings (loss) from discontinued operations    $       (0.70)  $     (0.25)     $       (0.58)   $      (0.07)
--------------------------------------------------------------------------------------------------------------------
     Net earnings (loss)                             $       (1.16)  $     (0.67)     $       (0.28)   $      (0.15)
--------------------------------------------------------------------------------------------------------------------
Diluted earnings (loss) per common share:
     Earnings (loss) from continuing operations      $       (0.46)  $     (0.42)     $        0.30    $      (0.08)
     Earnings (loss) from discontinued operations    $       (0.70)  $     (0.25)     $       (0.58)   $      (0.07)
--------------------------------------------------------------------------------------------------------------------
     Net earnings (loss)                             $       (1.16)  $     (0.67)     $       (0.28)   $      (0.15)
--------------------------------------------------------------------------------------------------------------------

                                                                                2000
                                                 ------------------------------------------------------------------
                                                            FOURTH          THIRD         SECOND          FIRST
-------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations            $    4,276,000   $  (492,000)     $     855,000   $     56,000
Minority interest in operations of subsidiary                 --             --               --             --
------------------------------------------------------------------------------------------------------------------
Income (loss) before discontinued operations        $    4,276,000   $  (492,000)     $     855,000   $     56,000
Income (loss) from discontinued operations          $    5,304,000   $(3,155,000)     $  (2,550,000)  $    561,000
------------------------------------------------------------------------------------------------------------------
Net income (loss)                                   $    9,580,000   $(3,647,000)     $  (1,695,000)  $    617,000
------------------------------------------------------------------------------------------------------------------
Basic earnings (loss) per common share:
     Earnings (loss) from continuing operations     $         0.50   $     (0.06)     $        0.10   $       0.01
     Earnings (loss) from discontinued operations   $         0.62   $     (0.36)     $       (0.30)  $       0.07
------------------------------------------------------------------------------------------------------------------
     Net earnings (loss)                            $         1.12   $     (0.42)     $       (0.20)  $       0.08
------------------------------------------------------------------------------------------------------------------
Diluted earnings (loss) per common share:
     Earnings (loss) from continuing operations     $        0.49    $     (0.06)     $        0.10   $       0.01
     Earnings (loss) from discontinued operations   $        0.61    $     (0.36)     $       (0.30)  $       0.06
------------------------------------------------------------------------------------------------------------------
     Net earnings (loss)                            $        1.10    $     (0.42)     $       (0.20)  $       0.07
------------------------------------------------------------------------------------------------------------------


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

/s/ KPMG LLP

KPMG LLP

July 3, 2001, except as to Note 18 (Unaudited), which is as of August 31, 2001

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 31, 2001                 Firebrand Financial Group, Inc.

                                      By:   /s/ John P. Margaritis
                                          --------------------------------
                                          John P. Margaritis
                                          Chairman of the Board, President,
                                          Chief Executive Officer (Principal
                                          Executive Officer)


                                           /s/ Peter Kent
                                      By:  ---------------------------------
                                           Peter Kent
                                           Chief Financial Officer

                                  Exhibit Index

Exhibit No.       Document
----------        ----------

23.1              Consent of KPMG LLP, dated August 31, 2001