Form 10-Q
period 2001-04-30
FIREBRAND FINANCIAL GROUP INC
filed 2001-09-06
CIK 814774

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended April 30, 2001

                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from ________ to ________


                         Commission file number 0-21105

                         FIREBRAND FINANCIAL GROUP, INC.
             (Exact name of registrant as specified in its charter)


Delaware                                                   13-3414302
---------                                                  -------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

One State Street Plaza, New York, NY                       10004
------------------------------------                       -----
(Address of principal executive offices)                   (Zip Code)

(212) 208-6500
--------------
(Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X     No
    --------    --------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                         Outstanding at August 15, 2001
-----                                         ------------------------------
Common Stock, $.0001 par value                8,954,000 shares

                FIREBRAND FINANCIAL GROUP, INC. AND SUBSIDIARIES
                                      Index




Part I - Financial Information                                             Page
                                                                           ----
Item 1.   Financial Statements

     Consolidated Statements of Financial Condition as of
     April 30, 2001 (Unaudited) and January 31, 2001                          3

     Consolidated Statements of Operations for the three
     months ended April 30, 2001 and 2000 (Unaudited)                         4

     Consolidated Statements of Changes in Stockholders' Equity
     for the year ended January 31, 2001 and the three months
     ended April 30, 2001 (Unaudited)                                         5

     Consolidated Statements of Cash Flows for the three months
     ended April 30, 2001 and 2000 (Unaudited)                                6

     Notes to Consolidated Financial Statements                               7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                10

Item 3.   Quantitative and Qualitative Disclosures About Market Risk         14


Part II - Other Information

Item 2.   Sales of Unregistered Securities during the three months ended
          April 30, 2001                                                     16

Item 6.  Exhibits and Reports on Form 8-K                                    16

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                FIREBRAND FINANCIAL GROUP, INC. AND SUBSIDIARIES
                 Consolidated Statements of Financial Condition

                                                       April 30,         January 31,
                                                         2001                2001
                                                      ------------    --------------
                               Assets                 (Unaudited)
 Cash and cash equivalents                            $  3,622,000    $  5,038,000
 Receivable from broker dealers                            389,000         140,000
 Securities owned at market value                             --         2,121,000
 Securities owned, not readily marketable,
    at fair value                                           40,000          57,000
 Investment in affiliates                                4,649,000       4,649,000
 Investment in discontinued operations                   2,326,000       4,358,000
 Investment fees receivable                                228,000         228,000
 Loans receivable                                          320,000         355,000
 Office furniture, equipment and leasehold
    improvements, net                                    1,542,000         880,000
 Goodwill, net                                              28,000          28,000
 Income taxes receivable                                    79,000          79,000
 Other assets                                            1,069,000       1,805,000
                                                      ------------    ------------
         Total Assets                                 $ 14,292,000    $ 19,738,000
                                                      ============    ============

                      Liabilities and Stockholders' Equity

 Commissions payable                                       119,000               -
 Income taxes payable                                      626,000         627,000
 Payable to related parties                                      -       2,000,000
 Accrued expenses and other liabilities                    761,000       1,060,000
                                                      ------------    ------------
                                                         1,506,000       3,687,000

 Minority interests in net assets of subsidiary          1,863,000       2,073,000
                                                      ------------    ------------

         Total Liabilities                               3,369,000       5,760,000
                                                      ------------    ------------

 Common  stock ($.0001 par value; 35,000,000 shares
    authorized; 9,209,875 shares issued; 8,661,118
    and 8,661,118 shares outstanding, respectively)          1,000           1,000
 Additional paid-in capital                             26,355,000      26,355,000
 Accumulated deficit                                   (14,308,000)    (11,261,000)
 Accumulated other comprehensive income (loss)             (30,000)        (22,000)
                                                      ------------    ------------
                                                        12,018,000      15,073,000
 Less treasury stock, at cost: 548,757 and
          548,757 shares respectively                   (1,095,000)     (1,095,000)
                                                      ------------    ------------

         Total Stockholders' Equity                     10,923,000      13,978,000
                                                      ------------    ------------

         Total Liabilities and Stockholders' Equity   $ 14,292,000    $ 19,738,000
                                                      ============    ============

See accompanying notes to consolidated financial statements.

                FIREBRAND FINANCIAL GROUP, INC. AND SUBSIDIARIES
                Consolidated Statements of Operations (Unaudited)

                                                        Three months ended April 30,
                                                        ----------------------------
                                                            2001             2000
                                                        ------------- --------------
Revenues:
   Commissions                                          $   222,000          2,000
   Investment banking                                       877,000        869,000
   Principal transactions                                   (29,000)             -
   Interest                                                  65,000         43,000
   Other                                                     82,000        173,000
                                                        -----------    -----------
Total revenues                                            1,217,000      1,087,000
                                                        -----------    -----------

Expenses:
   Compensation and benefits                              1,422,000        679,000
   Occupancy and equipment                                1,495,000          7,000
   Communication                                            486,000         18,000
   Brokerage, clearing and exchange fees                     70,000              -
   Professional fees                                        383,000        374,000
   Business development                                     104,000      1,292,000
   Other                                                    116,000        599,000
                                                        -----------    -----------
      Total expenses                                      4,076,000      2,969,000
                                                        -----------    -----------

      Income (loss) before income taxes                  (2,859,000)    (1,882,000)

Income tax expense (benefit)                                 21,000       (631,000)
                                                        -----------    -----------

      Income (loss) from continuing operations           (2,880,000)    (1,251,000)

Minority interest in operations of subsidiary              (210,000)      (582,000)
                                                        -----------    -----------

      Income (loss) before discontinued operations       (2,670,000)      (669,000)
                                                        -----------    -----------

Discontinued operations:
   Income (loss) from operations of GKN Securities
      Corp. net of income tax expense (benefit)
      of $0 and $(244,000), respectively                   (304,000)      (365,000)
   Income (loss) from operations of Shochet Holdings
      Corp. net of income tax expense (benefit) of $0
      and $0, respectively                                  (73,000)      (277,000)
                                                        -----------    -----------
   Income (loss) from discontinued operations              (377,000)      (642,000)
                                                        -----------    -----------
Net income (loss)                                       $(3,047,000)    (1,311,000)
                                                        ===========    ===========

Basic (loss) earnings per common share:
   Earnings (loss) from continuing operations           $     (0.31)         (0.08)
                                                        ===========    ===========
   (Loss) from discontinued operations                  $     (0.04)         (0.07)
                                                        ===========    ===========
   Net earnings (loss)                                  $     (0.35)         (0.15)
                                                        ===========    ===========
Diluted (loss) earnings per common share:
   Earnings (loss) from continuing operations           $     (0.31)         (0.08)
                                                        ===========    ===========
   (Loss) from discontinued operations                  $     (0.04)         (0.07)
                                                        ===========    ===========
   Net earnings (loss)                                  $     (0.35)         (0.15)
                                                        ===========    ===========

Weighted average common shares outstanding - basic        8,661,118      8,787,649
                                                        ===========    ===========

Weighted average common shares outstanding - diluted      8,661,118      8,787,649
                                                        ===========    ===========

See accompanying notes to consolidated financial statements.

                                  FIREBRAND FINANCIAL GROUP, INC. AND SUBSIDIARIES
                             Consolidated Statements of Changes in Stockholders' Equity
             For the Year Ended January 31, 2001 and the Three Months Ended April 30, 2001 (Unaudited)

                                                Preferred stock             Common stock             Additional
                                           -------------------------------------------------------    paid-in
                                              Shares       Amount       Shares          Amount        capital
                                           ------------- ------------------------- ---------------  -------------
Balance at January 31, 2000                          -            -     9,209,875  $       1,000     20,342,000

Net loss                                             -            -             -              -           --
Net proceeds from sale of
   EarlyBirdCapital.com stock                        -            -             -              -     10,452,000
Minority interest - EarlyBirdCapital.com             -            -             -              -     (4,141,000)
Stock options exercised                              -            -             -              -        (22,000)
Forfeiture of stock issued -
   compensation plan                                 -            -             -              -         17,000
Stock issued - 401(k) plan                           -            -             -              -       (588,000)
Amortization of unearned
   compensation                                      -            -             -              -      1,445,000
Repurchase of stock for treasury                     -            -             -              -              -
Stock issued - compensation plan                     -            -             -              -     (1,150,000)
Translation adjustment                               -            -             -              -              -
                                            -----------   ---------    ----------    -----------    -----------

Balance at January 31, 2001                          -            -     9,209,875          1,000     26,355,000
                                            ==========    =========    ==========    ===========    ===========

Net loss                                             -            -             -              -              -
Translation adjustment                               -            -             -              -              -
                                            -----------   ---------    ----------    -----------    -----------

Balance at April 30, 2001                            -            -     9,209,875          1,000     26,355,000
                                            ==========    =========    ==========    ===========    ===========

(table continued)
                                                              Accumulated
                                                                Other            Treasury stock
                                              Accumulated    Comprehensive  -----------------------
                                                deficit         Income     Shares        Amount         Total
                                           ---------------------------------------- ---------------   -----------

Balance at January 31, 2000                  9,206,000      (51,000)     (580,662)   $(2,547,000)    26,951,000

Net loss                                   (19,981,000)           -             -              -    (19,981,000)
Net proceeds from sale of
   EarlyBirdCapital.com stock                        -            -             -              -     10,452,000
Minority interest - EarlyBirdCapital.com             -            -             -              -     (4,141,000)
Stock options exercised                              -            -        27,053        120,000         98,000
Forfeiture of stock issued -
   compensation plan                                 -            -        (3,916)       (17,000)             -
Stock issued - 401(k) plan                           -            -       345,917        678,000         90,000
Amortization of unearned
   compensation                                      -            -             -              -       1,445,000
Repurchase of stock for treasury                     -            -      (710,052)      (965,000)       (965,000)
Stock issued - compensation plan              (486,000)           -       372,903      1,636,000               -
Translation adjustment                               -       29,000             -              -          29,000
                                            -----------   ---------    ----------    -----------    -----------

Balance at January 31, 2001                (11,261,000)     (22,000)     (548,757)    (1,095,000)    13,978,000
                                            ==========    =========    ==========    ===========    ===========

Net loss                                    (3,047,000)           -             -              -     (3,047,000)
Translation adjustment                               -       (8,000)            -              -         (8,000)
                                            ----------    ---------    ----------    -----------    -----------

Balance at April 30, 2001                  (14,308,000)     (30,000)     (548,757)    (1,095,000)    10,923,000
                                            ==========    =========    ==========    ===========    ===========

See accompanying notes to consolidated financial statements.

                FIREBRAND FINANCIAL GROUP, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)

                                                               Three Months Ended April 30,
                                                            --------------------------------
                                                               2001                2000
                                                            ----------------  --------------
Operating activities:
   Net (loss)                                                   $(3,047,000)    (1,311,000)
   Adjustments to reconcile net (loss) to net
    cash provided by (used in) operating activities:
      Depreciation and amortization                                 198,000         10,000
      Lease termination charge                                    1,056,000              -
      Loss from discontinued operations                             377,000        642,000
      Minority interest in the operations of subsidiary            (210,000)      (582,000)
      Translation adjustment                                         (8,000)       (64,000)
      Other                                                        (198,000)       469,000
                                                                -----------    -----------
                                                                 (1,832,000)      (836,000)
   (Increase) decrease in operating assets:
      Receivable from brokers and dealers                          (249,000)      (133,000)
      Securities owned, at market value                           2,121,000              -
      Securities owned, not readily marketable, at fair value        17,000              -
      Investment in affiliates                                            -         19,000
      Loans receivable                                               35,000              -
      Income taxes receivable                                             -       (238,000)
      Other assets                                                  261,000     (3,521,000)
  Increase (decrease) in operating liabilities:
      Commissions payable                                           119,000              -
      Income taxes payable                                           (1,000)      (868,000)
      Deferred tax liability                                              -       (102,000)
      Payable to affiliate                                       (2,000,000)             -
      Accrued expenses and other liabilities                       (299,000)     1,150,000
      Minority interest recognition                                       -      3,339,000
                                                                -----------    -----------
        Net cash (used in) provided by operating activities      (1,828,000)    (1,190,000)
                                                                -----------    -----------
Investing activities:
   Purchase of furniture, equipment and leasehold
     improvements                                                         -       (502,000)
   Lease termination                                             (1,718,000)             -
                                                                -----------    -----------
         Net cash provided by (used in) investing activities     (1,718,000)      (502,000)
Financing activities:
   Advances from (to) discontinued affiliate                      1,655,000     (1,614,000)
   Proceeds from sale of EarlyBirdCapital.com stock                 475,000     10,440,000
                                                                -----------    -----------
        Net cash provided by (used in)
            financing activities                                  2,130,000      8,826,000
        Net increase (decrease) in cash and
            cash equivalents                                     (1,416,000)     7,134,000

Cash and cash equivalents at beginning of year                    5,038,000      4,140,000
                                                                -----------    -----------

Cash and cash equivalents at end of period                      $ 3,622,000     11,274,000
                                                                ===========    ===========

       See accompanying notes to consolidated financial statements.

                FIREBRAND FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


1.  Basis of Presentation

The consolidated financial statements include the activities of Firebrand Financial Group, Inc. and its subsidiaries (collectively, the "Company"). The Company is primarily engaged in investment banking and asset management services. The investment banking business structures and manages private offerings for early stage companies. The asset management business provides asset management services to investors through Dalewood Associates, Inc. and EarlyBirdCapital Management Limited, which both manage venture capital funds that invest primarily in early stage companies. The Company has recently initiated two new lines of business; a collection business for broker/dealers and a structured finance unit that provides alternative financing for public companies.

The Company's main operating subsidiaries are EarlyBirdCapital, Inc. ("EarlyBird"), Dalewood Associates, Inc. ("Dalewood"), and EarlyBirdCapital Management Limited ("EBCM"). The Company holds a 63.6% ownership interest in the parent company of these entities, EarlyBirdCapital.com, Inc. As a result, a minority interest exists which appears in the Company's Consolidated Statement of Financial Condition.

All significant intercompany accounts and transactions are eliminated in consolidation. In the opinion of management, the consolidated financial statements reflect all adjustments, which are all of a normal recurring nature, necessary for a fair statement of the Company's financial position and results of operations for the interim periods presented. These consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto for the year ended January 31, 2001, in its annual report on Form 10-K. Certain reclassifications have been made to the prior period amounts to conform to the current presentation.

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

The Company's principal business activities are affected by many factors, including general economic and market conditions, which can result in substantial fluctuations in the Company's revenues and net income or loss. Therefore, the results of operations for the three months ended April 30, 2001, are not necessarily indicative of the results which may be expected for the entire fiscal year.

The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and the liquidation of liabilities and commitments in the normal course of business. The Company's operations for fiscal 2001 and the first quarter of fiscal 2002 consumed substantial amounts of cash and generated significant net losses. As noted in footnote 2 to these financial statements, many of the product lines previously offered by the Company have been discontinued. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management believes that the Company's future success is dependent upon its ability to (i) complete a sale of its interest in Shochet Holding Corp. ("Shochet") or otherwise halt the losses and cash flow drain at that subsidiary, (ii) streamline its operations to reduce costs, and (iii) generate new sources of revenue. The Company has begun reducing costs and has expanded into new lines of business.

2. Discontinued Operations

During fiscal 2001, the Company transferred the retail accounts of its wholly owned full service brokerage subsidiary, GKN Securities Corp. ("GKN"), to other broker/dealers, effectively terminating that activity. In December 2000, the Company's Board approved a plan to dispose of its 53.5% interest in Shochet, whose principal operation, Shochet Securities, Inc., provides discount retail brokerage services in South Florida. The operations of both GKN and Shochet have been accounted for as discontinued operations.

During the three months ended April 30, 2001, Shochet incurred a net loss of $1,588,000. At January 31, 2001, the Company's remaining investment in Shochet was $73,000. During the quarter, Company recognized its portion of Shochet's net loss to the extent of its remaining investment.

3.  Segment and Geographic Area Data

Subsequent to the discontinuance of operations as discussed above, the Company's remaining continuing product lines, investment banking and asset management services, are directed by a common management team. As such, no segment reporting by business line is presented.

The Company's principal operations are located in the United States. The Company maintains an office in Europe.

4.  Net Capital Requirements

EarlyBird, GKN and Shochet Securities (the latter two companies are treated as discontinued operations), are registered broker-dealers with the Securities and Exchange Commission ("SEC") and member firms of the National Association of Securities Dealers, Inc. ("NASD"). As such, EarlyBird, GKN and Shochet Securities are subject to the SEC's net capital rule, which requires the maintenance of minimum net capital.

EarlyBird has elected to compute net capital under the standard aggregate indebtedness method permitted by the net capital rule, which requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. At April 30, 2001, EarlyBird had net capital of $1,154,000 and a net capital requirement of $100,000.

GKN has elected to compute net capital using the alternative method permitted by the net capital rule, which requires that it maintain minimum net capital, as defined, to be greater than or equal to $250,000. At April 30, 2001, GKN had net capital of $729,000.

Shochet Securities has elected to compute net capital under the standard aggregate indebtedness method permitted by the net capital rule. At April 30, 2001, Shochet Securities had net capital of $1,341,000 and a net capital requirement of $127,000.

5.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share ("EPS"):

                                                       Three months ended
                                                           April 30,
                                                     2001            2000
                                                -------------    -------------
Numerator for basic and diluted EPS:

   Loss from continuing operations              $  (2,670,000)   $    (669,000)
   Loss from discontinued operations                 (377,000)        (642,000)
                                                --------------   --------------

   Net loss                                     $  (3,047,000)   $  (1,311,000)
                                                ==============   =============

Denominator for basic EPS                           8,661,118        8,787,649
                                                -------------    --------------

Denominator for diluted EPS                         8,661,118        8,787,649
                                                -------------    --------------

Basic and diluted EPS from:
   Income/(loss) from continuing operations     $       (0.31)   $      (0.08)
   Income/(loss) from discontinued operations           (0.04)          (0.07)
                                                --------------   -------------
   Net income/(loss)                            $       (0.35)   $      (0.15)
                                                ==============   =============


6.   Supplemental Cash Flow Information
                                                      Three Months Ended
                                                          April 30,
                                                   2001              2000
                                                -------------    -------------
Cash paid for:
   income taxes                                $      26,000     $   371,000


7.   Commitments and Contingencies

The Company's broker-dealer subsidiaries are involved in various legal proceedings arising from its securities activities. GKN held a $1.3 million reserve for such legal matters at April 30, 2001. Management believes that resolution of these proceedings will have no material adverse effect on the Company's consolidated financial position or results of operations, after consideration of such reserves.

In February 2001, we reached agreement with our landlord for our New York headquarters whereby we relinquished one of the two floors we occupy. We incurred no additional costs and were relieved of $8.6 million in future lease obligations.

In conjunction with our corporate headquarters relocation in fiscal 1998, we financed a portion of our leasehold improvements, furniture, fixtures and equipment through a series of operating leases. In April 2001, we bought out a portion of the leases for $1,819,000. As discussed above, one of the two floors at our headquarters location has been relinquished to the landlord. The operating leases related to both floors. As a result of the buyout we have capitalized $763,000 representing the value of the remaining life of the associated assets. We have expensed the remaining portion of the buyout recognizing an additional $619,000 of occupancy and equipment expenses and $437,000 of communications expenses. These amounts have been recognized in the first quarter of fiscal 2002.

8.   Comprehensive Income

The Company has adopted SFAS No. 130, Reporting Comprehensive Income, which establishes standards for the reporting and display of comprehensive income and its components. Total comprehensive income measures all changes in stockholders' equity resulting from transactions of the period, other than transactions with stockholders.

The components of comprehensive loss for the three months ended April 30, 2001 and 2000 are as follows:

                                                Three months ended April 30,
                                                    2001            2000
                                                ---------------------------

Net income (loss)                               (3,047,000)     (1,311,000)
Other comprehensive income (loss):
   Foreign currency translation
     adjustments                                    (8,000)        (64,000)
                                              ------------      -----------
Total comprehensive income  (loss)             $(3,055,000)    $(1,375,000)
                                              ============     ============

9.       Subsequent Event

On August 1, 2001 Shochet announced that its primary operating subsidiary, Shochet Securities, had signed a definitive agreement to transfer all of its brokers, accounts, and operating assets to another independent broker/dealer, BlueStone Capital Corp. BlueStone will assume certain liabilities and leases of Shochet Securities and pay an 8% override on commission business generated on the transferred accounts to Shochet Securities for a period of three years. Management expects this transaction to close during our fiscal quarter ending October 31, 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following analysis of the consolidated results of operations and financial condition of Firebrand Financial Group, Inc. and Subsidiaries should be read in conjunction with the Consolidated Financial Statements included in Item 1 of this document and with the Management's Discussion and Analysis of the Financial Condition and Results of Operations included in the Company's Fiscal 2001 Annual Report on Form 10-K.

Changes in Corporate Composition and Discontinued Operations

During the fiscal year ended January 31, 2001, we made the strategic decision to de-emphasize retail securities brokerage activity. Accordingly, we arranged to transfer our full service retail brokerage accounts at GKN Securities to a series of broker/dealers, who in turn hired the GKN brokers. These broker/dealer firms are compensating GKN under arrangements discussed in footnote 3 to our consolidated financial statements in our Form 10-K for the fiscal year ended January 31, 2001. Further, in December 2000, our Board approved a plan to sell its 53.5% majority stake in Shochet Holding, whose primary activity is discount retail brokerage in South Florida through Shochet Securities, Inc.

Both GKN and Shochet are considered discontinued operations for the financial statements of the quarter ended April 30, 2001. Certain revenue and expense amounts in prior years have been reclassified to reflect the impact of the discontinued operations, as well as certain balance sheet items.

Our operations in fiscal 2001 and the first quarter of fiscal 2002 consumed substantial amounts of cash and have generated significant net losses. We have curtailed or discontinued many of the product lines we previously offered. We anticipate that our revenue will be substantially lower in fiscal 2002 than in fiscal 2001. These matters raise doubt about our ability to continue as a going concern, as cited in footnote 1 to the consolidated financial statements. We believe that our future success is dependent upon our ability to (i) complete a sale of our interest in Shochet, or otherwise halt the losses and cash flow drain at that subsidiary, (ii) streamline our operation to reduce costs, and
(iii) generate new sources of revenue. We have begun reducing costs. We have also entered into two new lines of business:

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

Business Environment

Following the changes discussed above, our primary business activities are investment banking and asset management, with an emphasis on emerging-growth companies. These businesses are subject to general economic and market conditions and volatility of trading markets, particularly the emerging-growth sector.

Our new businesses, asset recovery and structured finance, are also subject to general economic and market conditions. They both operate in a highly competitive marketplace.

Results of any individual period should not be considered representative of future profitability. A significant portion of our expenses are fixed and do not vary with market activity. Substantial fluctuations could occur in our revenues and net income or loss from period to period. The results of operations for the three months ended April 30, 2001 are not necessarily indicative of the results which may be expected for the entire fiscal year.

Results of Operations

Three Months Ended April 30, 2001  vs. Three Months Ended April  30, 2000

Net loss before discontinued operations for the three months ended April 30, 2001 was $2,670,000 as compared with a net loss before discontinued operations of $669,000 for the three months ended April 30, 2000. Loss from discontinued operations for the period was $377,000, compared to a loss of $642,000 for the comparable quarter in the prior year. Net loss for the three months ended April 30, 2001 was $3,047,000 as compared to a net loss of $1,311,000 in the same three months of the prior year. Basic and diluted loss per share of common stock was $0.35 for the first quarter of fiscal 2002 as compared to a loss of $0.15 for the fiscal 2001 quarter. Basic and diluted loss from continuing operations per share of common stock was $0.31 for the first quarter of fiscal 2002 as compared to a loss of $0.08 in the comparable quarter in fiscal 2001.

Revenues

Total revenues from continuing operations increased by 12% to $1,217,000 for the first quarter of fiscal 2002, versus the year-earlier period, mainly as a result of an increase of commission revenues and investment banking fees.

Commission revenues increased from a negligible amount in the first quarter of fiscal 2001 to $222,000 in the first quarter of fiscal 2002. This increase occurred as the result of EarlyBird adding a private client services group.

Investment banking revenues increased to $877,000 from $869,000 in the first quarter of fiscal 2001. During the first quarter of 2002 EarlyBird closed three offerings and raised $16.0 million for corporate clients.

Losses from principal transactions were $29,000 in the first quarter of fiscal 2002. There was no activity in the comparable quarter in fiscal 2001.

Interest income increased 51% to $65,000 in the first quarter of fiscal 2002 as a result of increased interest on customer balances held at our clearing firm.

Other revenues were $82,000 in fiscal 2002 quarter, versus $173,000, due to a decrease in corporate advisory activity.

Expenses

Total expenses from continuing operations for the first quarter of fiscal 2002 were $4,076,000, a 37% increase from the same quarter in fiscal 2001. The increase is attributable to increases in compensation and benefits, occupancy and equipment and communication expenses. These increases were partially offset by a decrease in business development expenses.

Compensation and benefits expense increased 109% to $1,422,000. This increase was attributable to an increased employee base at EarlyBird.

Occupancy and equipment expense in the fiscal 2002 quarter was $1,495,000, compared to a negligible amount in the prior year. The increase reflects the one-time charge of $619,000 associated with the buyout of certain operating leases, the recognition of certain occupancy costs by the parent company which were previously borne by GKN, the amortization of EarlyBird's website and increased occupancy costs for EarlyBird.

Communications expenses were $486,000 for the fiscal 2002 quarter, compared to a negligible amount in fiscal 2001. Again, this reflects the one-time charge of $437,000 associated with the buyout of certain operating leases, as well as increased staffing levels at EarlyBird in the current year.

Brokerage, clearing and exchange fees for the fiscal 2002-quarter were $70,000, as compared to no such expenses in fiscal 2001. This reflects the addition of the private client services group at EarlyBird.

Professional fees increased by 2% to $383,000, mainly as a result of increased legal costs.

Business development expenses decreased 92% to $104,000 in the first quarter of fiscal 2002. In the year earlier period EarlyBird was in the midst of a promotional brand awareness campaign.

Other expenses for 2002 were $116,000, as compared to $599,000 in 2001, an 80% decrease. This reflects the impact of continued cost control efforts.

Income taxes

For the quarter ended April 30, 2001, we recognized $21,000 of state and local income taxes. We recognize a full valuation reserve on deferred tax assets primarily resulting from net operating loss carryforwards. During the comparable quarter of the prior year we recognized an income tax benefit of $631,000. This benefit was not realized during the year and was subsequently reversed.

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

Both GKN and Shochet are considered discontinued operations for the financial statements of the quarter ended April 30, 2001. Certain revenue and expense amounts in prior years have been reclassified to reflect the impact of the discontinued operations, as well as certain balance sheet items.

For the quarter ended April 30, 2001, GKN incurred losses of $304,000, compared to losses of $365,000 in the comparable quarter of the prior year. The current year loss reflects additional costs related to new litigation and customer arbitrations. The prior year loss was the result of the ongoing operations of GKN.

Shochet incurred a loss of $1,588,000 during the three months ended April 30, 2001. At January 31, 2001, the Company's remaining investment in Shochet was $73,000. During the quarter, the Company recognized its portion of Shochet's net loss to the extent of its remaining investment.

Weighted average common shares outstanding

The weighted average number of common shares outstanding used in the computation of basic and diluted loss per common share was 8,661,118 for the first quarter of fiscal 2002, compared with 8,787,649 in the prior year's period.

Liquidity and Capital Resources

Approximately 30% of assets at April 30, 2001 were highly liquid, consisting primarily of cash and cash equivalents, securities inventories and receivables from other broker-dealers. Additionally, approximately 33% of our assets are an investment in Dalewood Associates LP, which we could liquidate, if necessary. At April 30, 2001, 16% of assets were in discontinued operations.

Our brokerage subsidiaries (the latter two of which are considered discontinued), EarlyBirdCapital, Inc, GKN Securities and Shochet Securities, are subject to the net capital rules of the NASD and SEC. As such, we are subject to certain restrictions on the use of capital. EarlyBird's net capital position as of April 30, 2001 was $1,154,000, which was $1,054,000 in excess of its net capital requirement. GKN Securities' net capital position as of April 30, 2001, was $729,000, which was $479,000 in excess of its net capital requirement. Shochet Securities' net capital position as of April 30, 2001, was $1,341,000, which was $1,214,000 in excess of its net capital requirement.

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

Our overall capital and funding needs are continually reviewed to ensure that our capital base can support the estimated needs of its business units. These reviews take into account business needs as well as regulatory capital requirements of the subsidiaries. At present, there is doubt about the Company's ability to continue as a going concern. Management believes that the Company's future success is dependent upon its ability to (i) complete a sale of its interest in Shochet, or otherwise halt the losses and cash flow drain at that subsidiary, (ii) streamline its operations to reduce costs, and (iii) generate new sources of revenue. The Company has begun reducing costs and has expanded into new lines of business.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

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

Other Matters

New Accounting Pronouncements

In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes standards for accounting and reporting of derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities, which was subsequently amended in June 1999 and 2000. SFAS 133 is effective for fiscal quarters beginning after January 1, 2001. The effect of SFAS is not expected to be material to our financial statement disclosures.

In September 2000, the FASB issued SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125" ("SFAS 140"). SFAS 140 is effective for transfers occurring after March 31, 2001 and for disclosures relating to securitization transactions, retained interests in securitizations, and certain collateral received in reverse repurchase agreements and certain collateral pledged for fiscal years ending after December 15, 2000.

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

o        the demand for investment banking services

o        the level and volatility of interest rates

o        the availability of credit

o        legislation affecting the business and financial communities, and

o        the economy in general.

For a more complete discussion of these and other factors, see Exhibit 99 to our Annual Report on Form 10-K for the fiscal year ended January 31, 2001. We have no obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of these statements.

PART II - OTHER INFORMATION

Item 2. Sales of Unregistered Securities during the three months ended April 30, 2001

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:

              None.

(b)      Reports on Form 8-K:

              Form 8-K/A filed February 27, 2001

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             FIREBRAND FINANCIAL GROUP, INC.

                             /s/ John P. Margaritis
Date:  August 15, 2001       ______________________
                             John P. Margaritis
                             Chief Executive Officer

                            /s/ Peter R. Kent
                            _______________________
                            Peter R. Kent
                            Chief Financial Officer