Form 10-Q
period 2001-07-31
FIREBRAND FINANCIAL GROUP INC
filed 2001-10-15
CIK 814774

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the quarterly period ended July 31, 2001

or

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

Class                                           Outstanding at October 4, 2001
-----                                           ------------------------------
Common Stock, $.0001 par value                  8,954,000 shares

                FIREBRAND FINANCIAL GROUP, INC. AND SUBSIDIARIES

                                      Index




Part I - Financial Information                                           Page
                                                                         ----
Item 1.   Financial Statements

     Consolidated Statements of Financial Condition as of
     July 31, 2001 (Unaudited) and January 31, 2001                        3

     Consolidated Statements of Operations for the three and six
     months ended July 31, 2001 and 2000 (Unaudited)                       4

     Consolidated Statements of Changes in Stockholders' Equity
     for the year ended January 31, 2001 and the six months
     ended July 31, 2001 (Unaudited)                                       5

     Consolidated Statements of Cash Flows for the six months
     ended July 31, 2001 and 2000 (Unaudited)                              6

     Notes to Consolidated Financial Statements                            7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                             11

Item 3.   Quantitative and Qualitative Disclosures About Market Risk      17


Part II - Other Information

Item 2.   Sales of Unregistered Securities during the six months ended
          July 31, 2001                                                   19

Item 6.  Exhibits and Reports on Form 8-K                                 19

Part I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                                     FIREBRAND FINANCIAL GROUP, INC. AND SUBSIDIARIES
                                Consolidated Statements of Financial Condition (Unaudited)

                                                                     July 31, 2001          January 31,2001
                                                                  ---------------------  ---------------------
                                Assets

 Cash and cash equivalents                                        $   2,737,000            $     5,038,000

 Receivable from broker dealers                                         403,000                    140,000

 Securities owned at market value                                             -                  2,121,000

 Securities owned, not readily marketable, at fair value                 22,000                     57,000

 Investment in unconsolidated affiliates                              3,151,000                  4,649,000

 Investment in discontinued operations                                1,999,000                  4,358,000

 Investment fees receivable                                                  -                     228,000

 Loans receivable                                                       260,000                    355,000

 Office furniture, equipment and leasehold improvements, net          1,456,000                    880,000

 Goodwill, net                                                           27,000                     28,000

 Income taxes receivable                                                 79,000                     79,000

 Other assets                                                         1,054,000                  1,805,000
                                                                 -----------------------  ------------------

         Total Assets                                            $   11,188,000           $     19,738,000
                                                                 =======================  ==================

                 Liabilities and Stockholders' Equity


 Commissions payable                                                     72,000                          -

 Income taxes payable                                                   652,000                    627,000

 Payable to related parties                                                   -                  2,000,000

 Accrued expenses and other liabilities                                 692,000                  1,060,000
                                                                 -----------------------  ------------------

                                                                      1,416,000                  3,687,000


 Minority interests in net assets of subsidiary                       1,782,000                  2,073,000

         Total Liabilities                                            3,198,000                  5,760,000
                                                                 -----------------------  ------------------

 Common  stock ($.0001 par value; 35,000,000 shares authorized;
         9,209,875 shares issued; 8,661,118 and 8,661,118
         shares outstanding, respectively)                                1,000                      1,000

 Additional paid-in capital                                          26,355,000                 26,355,000

 Retained earnings                                                  (17,236,000)               (11,261,000)

 Accumulated other comprehensive income (loss)                          (35,000)                   (22,000)
                                                                 -----------------------  ------------------
                                                                      9,085,000                 15,073,000

 Less treasury stock, at cost:  548,757 and
          548,757 shares respectively                                (1,095,000)                (1,095,000)
                                                                 -----------------------  ------------------


         Total Stockholders' Equity                                   7,990,000                  13,978,000
                                                                 -----------------------  ------------------

         Total Liabilities and Stockholders' Equity              $    11,188,000           $     19,738,000
                                                                 =======================  ==================

          See accompanying notes to consolidated financial statements.

                FIREBRAND FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      Consolidated Statement of Operations
                                   (Unaudited)

                                                        Three Months                        Six Months
                                                       Ended July 31,                     Ended July 31,
                                               ------------------------------     ------------------------------
                                                   2001              2000             2001              2000
                                               -------------    -------------     -------------    -------------

Revenues:
   Commissions                                 $     151,000    $       --        $     373,000    $      2,000
   Investment banking                                327,000          318,000         1,204,000       1,187,000
   Principal transactions                            (15,000)         618,000           (44,000)        618,000
   Asset management fees                             280,000          775,000           280,000         775,000
   Interest                                           42,000          172,000           107,000         215,000
   Other                                             320,000          (33,000)          402,000         140,000
                                               -------------    -------------     -------------    ------------

Total revenues                                     1,105,000        1,850,000         2,322,000       2,937,000
                                               -------------    -------------     -------------    ------------

Expenses:
   Compensation and benefits                       1,119,000          626,000         2,541,000       1,305,000
   Occupancy and equipment                           302,000          120,000         1,797,000         127,000
   Brokerage, clearing and exchange fees             122,000            --              192,000            --
   Communications                                    129,000           13,000           615,000          31,000
   Business development                               75,000          343,000           179,000       1,635,000
   Professional fees                                 316,000          192,000           699,000         566,000
   Other                                             181,000          124,000           297,000         723,000
                                               -------------    -------------     -------------    ------------

Total expenses                                     2,244,000        1,418,000         6,320,000       4,387,000
                                               -------------    -------------     -------------    ------------

Income (loss) from continuing operations          (1,139,000)         432,000        (3,998,000)     (1,450,000)
Equity in earnings of unconsolidated affiliates   (1,498,000)       1,900,000        (1,498,000)      1,900,000
Minority interest in operations of subsidiaries      (81,000)        (132,000)         (291,000)       (714,000)
                                               -------------    -------------     --------------   ------------

Income (loss) before taxes                        (2,556,000)       2,464,000        (5,205,000)      1,164,000
Income tax (benefit) provision                        26,000         (182,000)           52,000        (813,000)
                                               -------------    -------------     --------------   ------------

Income (loss) before discontinued operations      (2,582,000)       2,646,000        (5,257,000)      1,977,000
                                               -------------    -------------     --------------   ------------

Discontinued operations:
   Loss from operations of GKN Securities Corp.
     net of income tax expense (benefit)            (341,000)      (4,740,000)        (645,000)      (5,105,000)
   Loss from operations of Shochet Holdings Corp.
     net of income tax expense (benefit)                --           (351,000)         (73,000)        (628,000)
                                               -------------    -------------     ------------     ------------
   Income (loss) from discontinued operations       (341,000)      (5,091,000)        (718,000)      (5,733,000)
                                               -------------    -------------     ------------     ------------

Net loss                                       $  (2,923,000)   $  (2,445,000)    $ (5,975,000)   $  (3,756,000)
                                               =============    =============     ============    =============

Weighted average common shares
   outstanding - basic                             8,661,118        8,844,637        8,661,118        8,833,711
                                               =============    =============     =============   ==============
Weighted average common shares
   outstanding - diluted                           8,661,118        8,844,637        8,661,118        8,833,711
                                               =============    =============     =============   ==============

Basic (loss) earnings per common share:
   (Loss) earnings from continuing operations  $      (0.30)    $        0.30     $      (0.61)   $        0.22
   (Loss) from discontinued operations                (0.04)            (0.58)           (0.08)           (0.65)
                                               -------------    -------------     --------------  -------------

   Net loss                                    $      (0.34)    $       (0.28)    $      (0.69)   $       (0.43)
                                               ============     =============     =============   =============

Diluted (loss) earnings per common share:
   (Loss) earnings from continuing operations  $      (0.30)    $        0.30     $      (0.61)   $        0.22
   Loss from discontinued operations                  (0.04)            (0.58)           (0.08)           (0.65)
                                               ------------     -------------     ------------    -------------
   Net loss                                    $      (0.34)    $       (0.28)    $      (0.69)   $       (0.43)
                                               ============     =============     =============   =============

          See accompanying notes to consolidated financial statements.

                FIREBRAND FINANCIAL GROUP, INC. AND SUBSIDIARIES
           Consolidated Statements of Changes in Stockholders' Equity
 For the Year Ended January 31, 2001 and the Six Months Ended July 31, 2001
                                  (Unaudited)

                                              Preferred Stock          Common Stock         Additional
                                         -----------------------  ---------------------       Paid-in
                                             Shares      Amt.        Shares       Amt.        Capital
                                         -----------  ----------  -----------   -------    --------------
Balance at January 31, 2000                       -   $        -    9,209,875   $ 1,000     $20,342,000

Net income (loss)                                 -            -            -         -               -
Net proceeds from sale of
   EarlyBirdCapital.com stock                     -            -            -         -      10,452,000
Minority interest - EarlyBirdCapital.com          -            -            -         -      (4,141,000)
Stock options exercised                           -            -            -         -         (22,000)
Forfeiture of stock issued -
   compensation plan                              -            -            -         -          17,000
Stock issued - 401(k) plan                        -            -            -         -        (588,000)
Amortization of unearned
   compensation                                   -            -            -         -       1,445,000
Repurchase of stock for treasury                  -            -            -         -               -
Stock issued -
   compensation plan                              -            -            -         -      (1,150,000)
Translation adjustment                            -            -            -         -               -
                                             ------      -------    ---------   -------     -----------

Balance at January 31, 2001                       -      $     -    9,209,875   $ 1,000     $ 26,355,000
                                             ======      =======    =========   =======     ============

Net loss                                          -            -            -         -                -
Translation adjustment                            -            -            -         -                -
                                             ------      -------    ---------   -------     ------------

Balance at July 31, 2001                          -      $     -    9,209,875   $ 1,000     $ 26,355,000
                                             ======      =======    =========   =======     ============

                                                             Accumulated
                                                                Other            Treasury Stock
                                              Retained      Comprehensive     ------------------------
                                              Earnings      Income (Loss)     Shares          Amount          Total
                                            -------------  --------------   -----------      ---------       -------
Balance at January 31, 2000                 $  9,206,000    $    (51,000)       (580,662)  $ (2,547,000)   $ 26,951,000

Net income (loss)                            (19,981,000)              -               -              -     (19,981,000)
Net proceeds from sale of
   EarlyBirdCapital.com stock                          -               -               -              -      10,452,000
Minority interest - EarlyBirdCapital.com               -               -               -              -      (4,141,000)
Stock options exercised                                -               -          27,053        120,000          98,000
Forfeiture of stock issued -
   compensation plan                                   -               -          (3,916)       (17,000)              -
Stock issued - 401(k) plan                             -               -         345,917        678,000          90,000
Amortization of unearned
   compensation                                        -               -               -              -       1,445,000
Repurchase of stock for treasury                       -               -        (710,052)      (965,000)       (965,000)
Stock issued -
   compensation plan                            (486,000)              -         372,903      1,636,000               -
Translation adjustment                                 -          29,000               -              -          29,000
                                            ------------    ------------    ------------    -----------    ------------

Balance at January 31, 2001                 $(11,261,000)   $    (22,000)       (548,757)   $(1,095,000)    $13,978,000
                                            ============    ============    ============    ===========     ===========

Net loss                                      (5,975,000)              -               -              -      (5,975,000)
Translation adjustment                                 -         (13,000)              -              -         (13,000)
                                            ------------    -------------   ------------    -----------     -----------

Balance at July 31, 2001                    $(17,236,000)   $    (35,000)       (548,757)   $ (1,095,000)   $  7,990,000
                                            ============    ============    ============    ============    ============


          See accompanying notes to consolidated financial statements.

                FIREBRAND FINANCIAL GROUP, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)

                                                                          Six Months Ended July 31,
                                                                        2001                    2000
                                                                  ----------------        ----------------
Operating activities:
   Net (loss)                                                     $     (5,975,000)       $     (3,756,000)
Adjustments to reconcile net (loss) to net cash
     provided by (used) in operating activities:
      Depreciation and amortization                                        439,000                 301,000
      Lease termination charge                                           1,056,000                  --
      Loss from discontinued operations                                    718,000               5,733,000
      Minority interest in operations of subsidiary                       (291,000)               (714,000)
      Translation adjustment                                               (13,000)                (64,000)
      Other                                                                 48,000                  --
                                                                  ----------------        ----------------
                                                                        (4,018,000)              1,500,000
   (Increase) decrease in operating assets:
     Receivable from brokers and dealers                                  (263,000)               (132,000)
     Securities owned, at market value                                   2,121,000                  --
     Securities owned, not readily marketable, at fair value                35,000                   1,000
     Investment in affiliates                                            1,498,000              (5,225,000)
     Investment fees receivable                                            228,000                  --
     Loans receivable                                                       95,000                  --
     Income taxes receivable                                                --                       3,000
     Other assets                                                          276,000                 289,000
   Increase (decrease) in operating liabilities:
     Commissions payable                                                    72,000                  --
     Income taxes payable                                                   25,000                (443,000)
     Deferred tax liability                                                 --                  (1,057,000)
     Payable to affiliate                                               (2,000,000)                 --
     Accrued expenses and other liabilities                               (368,000)                212,000
     Minority interest recognition                                          --                   3,272,000
                                                                  ----------------        ----------------

     Net cash used in (provided by)
       operating activities                                             (2,299,000)             (1,580,000)
                                                                  ----------------        ----------------

Investing activities:
   Purchase of furniture, equipment
     and leasehold improvements                                             --                  (1,328,000)
   Lease termination                                                    (1,718,000)                 --
                                                                  ----------------        ----------------
Net cash (used in) provided by investing activities                     (1,718,000)             (1,328,000)
                                                                  ----------------        ----------------

Financing activities:
   Advances from (to) discontinued affiliate                             1,241,000                  --
   Proceeds from sale of EarlyBirdCapital.com stock                        475,000              10,440,000
                                                                  ----------------        ----------------
   Net cash provided by (used in)
       financing activities                                              1,716,000              10,440,000
                                                                  ----------------        ----------------

   Net increase (decrease) in cash and cash equivalents                 (2,301,000)              7,532,000
Cash and cash equivalents at beginning of year                           5,038,000               4,140,000
                                                                  ----------------        ----------------
Cash and cash equivalents at end of period                        $      2,737,000        $     11,672,000
                                                                  ================        ================


          See accompanying notes to consolidated financial statements.

                FIREBRAND FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


1.  Basis of Presentation


The consolidated financial statements include the activities of Firebrand Financial Group, Inc. and its subsidiaries (collectively, the "Company"). The Company is primarily engaged in investment banking and asset management services. The investment banking business structures and manages private offerings for early stage companies. The asset management business provides asset management services to investors through Dalewood Associates, Inc. and EarlyBirdCapital Management Limited, which both manage venture capital funds that invest primarily in early stage companies. The Company has recently initiated a new line of business through the StreetWide Asset Recovery Group, which provides debt recovery services to broker/dealers in the financial community.

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

All significant intercompany accounts and transactions are eliminated in consolidation. In the opinion of management, the consolidated financial statements reflect all adjustments, which are all of a normal recurring nature, necessary for a fair statement of the Company's financial position and results of operations for the interim periods presented. These consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto for the year ended January 31, 2001, in its annual report on Form 10-K, as amended. Certain reclassifications have been made to the prior period amounts to conform to the current presentation.

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

The Company's principal business activities are affected by many factors, including general economic and market conditions, which can result in substantial fluctuations in the Company's revenues and net income or loss. Therefore, the results of operations for the six months ended July 31, 2001, are not necessarily indicative of the results which may be expected for the entire fiscal year.

The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and the liquidation of liabilities and commitments in the normal course of business. The Company's operations for fiscal 2001 and the first half of fiscal 2002 consumed substantial amounts of cash and generated significant net losses. As noted in footnote 2 to these financial statements, many of the product lines previously offered by the Company have been discontinued. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management believes that the Company's future success is dependent upon its ability to (i) streamline its operations to reduce costs, and
(ii) generate new sources of revenue. The Company has begun reducing costs and has expanded into new lines of business.

2. Discontinued Operations

During fiscal 2001, the Company transferred the retail accounts of its wholly owned full service brokerage subsidiary, GKN Securities Corp. ("GKN"), to other broker/dealers, effectively terminating that activity. In December 2000, the Company's Board approved a plan to dispose of its 53.5% interest in Shochet, whose principal operation, Shochet Securities, Inc., provides discount retail brokerage services in South Florida. See Note 9. The operations of both GKN and Shochet have been accounted for as discontinued operations.

During the three months and six months ended July 31, 2001, Shochet incurred net losses of $976,000 and $2,564,000, respectively. At January 31, 2001, the Company's remaining investment in Shochet was $73,000. During the first quarter of fiscal 2002, the Company recognized its portion of Shochet's net loss to the extent of its remaining investment. The Company has not recognized any portion of Shochet's loss for the second quarter of the current year, see footnote 9.


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


4.  Net Capital Requirements

EarlyBird, GKN and Shochet Securities (the latter two companies treated as discontinued operations), are registered broker-dealers with the Securities and Exchange Commission ("SEC") and member firms of the National Association of Securities Dealers, Inc. ("NASD"). As such, EarlyBird, GKN and Shochet Securities are subject to the SEC's net capital rule, which requires the maintenance of minimum net capital.

EarlyBird has elected to compute net capital under the standard aggregate indebtedness method permitted by the net capital rule, which requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. At July 31, 2001, EarlyBird had net capital of $696,000 and a net capital requirement of $100,000.

GKN has elected to compute net capital using the alternative method permitted by the net capital rule, which requires that it maintain minimum net capital, as defined, to be greater than or equal to $250,000. At July 31, 2001, GKN had net capital of $365,000.

Shochet Securities has elected to compute net capital under the standard aggregate indebtedness method permitted by the net capital rule. At July 31, 2001, Shochet Securities had net capital of $635,000 and a net capital requirement of $114,000.

5.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share ("EPS"):

                                                          Three months ended               Six months ended
                                                               July 31,                        July 31,
                                                    ------------------------------   ------------------------------
                                                         2001            2000             2001            2000
                                                    -------------    -------------   -------------   --------------

Numerator for basic and diluted EPS:

   (Loss)/income from continuing operations         $  (2,582,000)   $   2,646,000   $  (5,257,000)  $    1,977,000
   (Loss) from discontinued operations                   (341,000)      (5,091,000)       (718,000)      (5,733,000)
                                                    -------------    -------------   -------------   --------------

   Net (loss)                                       $  (2,923,000)   $  (2,445,000)  $  (5,975,000)  $   (3,756,000)
                                                    =============    =============   =============   ==============

Denominator for basic EPS                               8,661,118        8,844,637       8,661,118        8,833,711
                                                    =============    =============   =============   ==============

Denominator for diluted EPS                             8,661,118        8,844,637       8,661,118        8,833,711
                                                    =============    =============   =============   ==============

Basic EPS from:
   (Loss)/income from continuing operations         $       (0.30)   $       0.30    $       (0.61)  $        0.22
   (Loss) from discontinued operations                      (0.04)          (0.58)           (0.08)          (0.65)
                                                    -------------    ------------    -------------   -------------
   Net (loss)                                       $       (0.34)   $      (0.28)   $       (0.69)  $       (0.43)
                                                    =============    ============    =============   =============

Diluted EPS from:
   (Loss)/income from continuing operations         $       (0.30)   $       0.30    $       (0.61)  $        0.22
   (Loss) from discontinued operations                      (0.04)          (0.58)           (0.08)          (0.65)
                                                    -------------    ------------    -------------   -------------
   Net (loss)                                       $       (0.34)   $      (0.28)   $       (0.69)  $       (0.43)
                                                    =============    ============    =============   =============

6.   Supplemental Cash Flow Information

                                                 Six months ended
                                                     July 31,
                                             2001                 2000
                                       -------------         -------------
Cash paid for:
   Income taxes                        $      26,000         $     371,000

Non-cash financing transactions:
   Treasury stock issued
     - for compensation plan           $           0         $     138,000
     - to 401(k) plan                  $           0         $      30,000
     - to deferred compensation plan   $           0         $      90,000

7.   Commitments and Contingencies

The Company's broker-dealer subsidiaries are involved in various legal proceedings arising from its securities activities. GKN held a $1.2 million reserve for such legal matters at July 31, 2001. Management believes that resolution of these proceedings will have no material adverse effect on the Company's consolidated financial position or results of operations, after consideration of such reserves.

In February 2001, we reached agreement with our landlord for our New York headquarters whereby we relinquished one of the two floors we occupy. We incurred no additional costs and were relieved of $8.6 million in future lease obligations.

In conjunction with our corporate headquarters relocation in fiscal 1998, we financed a portion of our leasehold improvements, furniture, fixtures and equipment through a series of operating leases. In April 2001, we bought out a portion of the leases for $1,819,000. As discussed above, one of the two floors at our headquarters location has been relinquished to the landlord. The operating leases related to both floors. As a result of the buyout we capitalized $763,000 representing the value of the remaining life of the associated assets. We expensed the remaining portion of the buyout recognizing an additional $619,000 of occupancy and equipment expenses and $437,000 of communications expenses. These amounts were recognized in the first quarter of fiscal 2002.

8.   Comprehensive Income

The Company has adopted SFAS No. 130, Reporting Comprehensive Income, which establishes standards for the reporting and display of comprehensive income and its components. Total comprehensive income measures all changes in stockholders' equity resulting from transactions of the period, other than transactions with stockholders.

The components of comprehensive loss for the three and six months ended July 31, 2001 and 2000 are as follows:

                                                         Three months ended                Six months ended
                                                              July 31,                         July 31,
                                                   -------------------------------  --------------------------------
                                                         2001            2000             2001            2000
                                                   --------------  ---------------  -------------     --------------


Net loss                                           $   (2,923,000)   $  (2,445,000)  $  (5,975,000)   $   (3,756,000)
Other comprehensive loss:
   Foreign currency translation
     adjustments                                           (5,000)         128,000         (13,000)          (64,000)
                                                   ---------------   -------------   -------------    --------------

Total comprehensive loss                           $   (2,928,000) $    (2,317,000)  $  (5,988,000)   $   (3,820,000)
                                                   =============== ===============   =============    ==============

9.       Subsequent Events

On August 1, 2001 Shochet announced that its primary operating subsidiary, Shochet Securities, had signed a definitive agreement to transfer substantially all of its brokers, accounts, and operating assets to another independent broker/dealer, BlueStone Capital Corp. This transaction closed on August 31, 2001. BlueStone assumed certain liabilities and leases of Shochet Securities and will pay an 8% override on commission business generated on the transferred accounts to Shochet Securities for a period of three years. As part of the transaction the name "Shochet Securities" was sold to BlueStone, Shochet Securities is in the process of changing its name to SSI Securities, Inc.

During August 2001, GKN ceased operations of its Structured Finance Department. The financial impact of this action was insignificant to the Company.

On September 10, 2001, GKN filed a Form BDW with the NASD and SEC. By filing the Form GKN has given notice that it is withdrawing from the securities business and returning its license to the regulatory authorities. The final withdrawal is subject to the approval of the regulatory authorities. Management expects to receive such approval prior to the end of our current fiscal year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following analysis of the consolidated results of operations and financial condition of Firebrand Financial Group, Inc. and Subsidiaries should be read in conjunction with the Consolidated Financial Statements included in Item 1 of this document and with the Management's Discussion and Analysis of the Financial Condition and Results of Operations included in the Company's Fiscal 2001 Annual Report on Form 10-K, as amended.


Changes in Corporate Composition and Discontinued Operations

During the fiscal year ended January 31, 2001, we made the strategic decision to de-emphasize retail securities brokerage activity. Accordingly, we arranged to transfer our full service retail brokerage accounts at GKN Securities to a series of broker/dealers, who in turn hired the GKN brokers. These broker/dealer firms are compensating GKN under arrangements discussed in footnote 3 to our consolidated financial statements in our Form 10-K for the fiscal year ended January 31, 2001, as amended. Further, in December 2000, our Board approved a plan to sell its 53.5% majority stake in Shochet Holding, whose primary activity is discount retail brokerage in South Florida through Shochet Securities, Inc. The sale of certain assets of Shochet Securities is discussed in footnote 9 of this document.

Both GKN and Shochet are considered discontinued operations for the financial statements for the three and six months ended July 31, 2001. Certain revenue and expense amounts in prior years have been reclassified to reflect the impact of the discontinued operations, as well as certain balance sheet items.

Our operations in fiscal 2001 and the first half of fiscal 2002 consumed substantial amounts of cash and have generated significant net losses. We have curtailed or discontinued many of the product lines we previously offered. We anticipate that our revenue will be substantially lower in fiscal 2002 than in fiscal 2001. These matters raise doubt about our ability to continue as a going concern, as cited in footnote 1 to the consolidated financial statements. We believe that our future success is dependent upon our ability to (i) streamline our operation to reduce costs and (ii) generate new sources of revenue. We have begun reducing costs. We have also entered into a new line of business through StreetWide Asset Recovery Group. StreetWide is a wholly owned subsidiary of the Company that provides debt recovery services to broker/dealers in the financial community. To date, StreetWide has met with a modicum of success.


Business Environment

Following the changes discussed above, our primary business activities are investment banking and asset management, with an emphasis on emerging-growth companies. These businesses are subject to general economic and market conditions and volatility of trading markets, particularly the emerging-growth sector.

Our new business, asset recovery, is also subject to general economic and market conditions. It operates in a highly competitive marketplace.

Results of any individual period should not be considered representative of future profitability. A significant portion of our expenses are fixed and do not vary with market activity. Substantial fluctuations could occur in our revenues and net income or loss from period to period. The results of operations for the six months ended July 31, 2001 are not necessarily indicative of the results which may be expected for the entire fiscal year.

Results of Operations

Three Months Ended July 31, 2001  vs. Three Months Ended July 31, 2000

Net loss before discontinued operations for the three months ended July 31, 2001 was ($2,582,000) as compared with net income before discontinued operations of $2,646,000 for the three months ended July 31, 2000. Loss from discontinued operations for the period was ($341,000), compared to a loss of ($5,091,000) for the comparable quarter in the prior year. Net loss for the three months ended July 31, 2001 was ($2,923,000) as compared to a net loss of ($2,445,000) in the same three months of the prior year. Basic and diluted loss per share of common stock was ($0.34) for the second quarter of fiscal 2002 as compared to a loss of ($0.28) for the fiscal 2001 quarter. Basic and diluted loss from continuing operations per share of common stock was ($0.30) for the first quarter of fiscal 2002 as compared to net income per share of $0.30 in the comparable quarter in fiscal 2001.


Revenues

Total revenues from continuing operations decreased by 40% to $1,105,000 for the second quarter of fiscal 2002, versus the year-earlier period, mainly as a result of a decrease in asset management fees and gains on principal transactions.

Commission revenues increased from a negligible amount in the second quarter of fiscal 2001 to $151,000 in the second quarter of fiscal 2002. This increase occurred as the result of EarlyBird adding a private client services group in fiscal 2002.

Investment banking revenues increased to $327,000 from $318,000 in the second quarter of fiscal 2001. During the second quarter of 2002 EarlyBird closed two offerings and raised $3.5 million for corporate clients, compared to closing one deal and raising $3.1 million in the same quarter of the prior year.

Losses from principal transactions were $15,000 in the second quarter of fiscal 2002. During the comparable quarter in the prior year a gain on principal transactions of $618,000 was recognized. This was the result of an increased value in warrants held by the parent company during fiscal 2001.

Asset management fees decreased by 64% to $280,000. No performance fees related to Dalewood Associates, LP were earned during the second quarter of fiscal 2002, as the assets of Dalewood Associates, LP were written down. During the comparable quarter of the prior year asset management fees of $775,000 were earned, as there was a significant increase in the value of assets under management and the performance of those assets generated performance-based fees. The value of assets under management and accordingly the amount of revenues generated may vary significantly from period to period depending upon the market value of the underlying securities under management, which, in turn, is dependent upon economic and market conditions.

Interest income decreased 76% to $42,000 in the second quarter of fiscal 2002 as a result of decreased cash balances and decreased interest rates.

Other revenues were $320,000 in the fiscal 2002 quarter, versus ($33,000) in the comparable quarter, primarily due to activity at StreetWide Recovery and the now discontinued Structured Finance Department of GKN.

Expenses

Total expenses from continuing operations for the second quarter of fiscal 2002 were $2,244,000, a 58% increase from the same quarter in fiscal 2001. The increase is attributable to increases in compensation and benefits, occupancy and equipment, and communication expenses, as well as professional fees. These increases were partially offset by a decrease in business development expenses.

Compensation and benefits expense increased 79% to $1,119,000. This increase was attributable to an increased employee base at EarlyBird and at Firebrand Financial, the parent company, as well as the establishment of StreetWide Asset Recovery and the now discontinued Structured Finance Department of GKN.

Occupancy and equipment expense in the fiscal 2002 quarter was $302,000, compared to $120,000 in the prior year. The increase reflects the recognition of certain occupancy costs by the parent company which were previously borne by GKN, the amortization of EarlyBird's website and increased occupancy costs for EarlyBird.

Brokerage, clearing and exchange fees for the fiscal 2002-quarter were $122,000, as compared to no such expenses in fiscal 2001. This reflects the addition of the private client services group at EarlyBird.

Communications expenses were $129,000 for the fiscal 2002 quarter, compared to $13,000 in fiscal 2001. This reflects the increased staffing levels at EarlyBird in the current year, as well as the recognition of certain communication costs by the parent company which were previously borne by GKN

Business development expenses decreased 78% to $75,000 in the first quarter of fiscal 2002. In the year earlier period EarlyBird was in the midst of a promotional brand awareness campaign.

Professional fees increased by 65% to $316,000, mainly as a result of increased legal costs.

Other expenses for 2002 were $181,000, as compared to $124,000 in 2001, a 46% increase. This reflects the establishment of the StreetWide Asset Recovery and Structured Finance businesses.


Equity in earnings of unconsolidated affiliates

Firebrand Financial, our parent company, and Dalewood Associates, Inc., a subsidiary of EarlyBirdCapital.com Inc., have investments in Dalewood Associates, LP. In aggregate they own 14.8% of the limited partnership. We treat Dalewood Associates, LP as an unconsolidated affiliate for accounting purposes. During the second quarter of fiscal 2002 management wrote down the asset values of Dalewood Associates, LP by 32%. This writedown was the result of decreased valuations of the companies in which Dalewood Associates, LP held investments, and reflects valuations in general compared to the venture investment market. As a result of this writedown the Company recognized a loss of $1,498,000. In the comparable quarter of 2001, the Company recognized a gain of $1,900,000 on the same investment.


Income taxes

For the quarter ended July 31, 2001, we recognized $26,000 of state and local income taxes. We recognize a full valuation reserve on deferred tax assets primarily resulting from net operating loss carryforwards. During the comparable quarter of the prior year we recognized an income tax benefit of $182,000. This benefit was not realized during the year and was subsequently reversed.

Discontinued Operations

During the fiscal year ended January 31, 2001, we made the strategic decision to de-emphasize retail securities brokerage activity. Accordingly, we arranged to transfer our full service retail brokerage accounts at GKN Securities to a series of broker/dealers, who in turn hired the GKN brokers. Further, in December 2000, our Board approved a plan to sell its 53.5% majority stake in Shochet Holding, whose primary activity is discount retail brokerage in South Florida through Shochet Securities, Inc. See footnote 9 for a discussion of the Shochet transaction.

Both GKN and Shochet are considered discontinued operations for the financial statements of the quarter ended July 31, 2001. Certain revenue and expense amounts in prior years have been reclassified to reflect the impact of the discontinued operations, as well as certain balance sheet items.

For the quarter ended July 31, 2001, GKN incurred losses of $341,000, compared to losses of $4,740,000 in the comparable quarter of the prior year. The current year loss reflects additional legal costs related to existing litigation and customer arbitrations. The prior year loss was the result of the ongoing operations of GKN.

Shochet incurred a loss of $976,000 during the three months ended July 31, 2001. At January 31, 2001, the Company's remaining investment in Shochet was $73,000. During the first quarter of fiscal 2002, the Company recognized its portion of Shochet's net loss to the extent of its remaining investment. The Company has not recognized any loss related to Shochet in the second quarter of fiscal 2002. During the second quarter of fiscal 2001 we recognized losses related to Shochet of $351,000.


Weighted average common shares outstanding

The weighted average number of common shares outstanding used in the computation of basic and diluted loss per common share was 8,661,118 for the second quarter of fiscal 2002, compared with 8,844,637 in the prior year's period.


Six Months Ended July 31, 2001  vs. Six Months Ended July 31, 2000

Net loss before discontinued operations for the six months ended July 31, 2001 was ($5,257,000) as compared with net income before discontinued operations of $1,977,000 for the six months ended July 31, 2000. Loss from discontinued operations for the period was ($718,000), compared to a loss of ($5,733,000) for the comparable quarter in the prior year. Net loss for the six months ended July 31, 2001 was ($5,975,000) as compared to a net loss of ($3,756,000) in the same six months of the prior year. Basic and diluted loss per share of common stock was ($0.69) for the first six months of fiscal 2002 as compared to a loss of ($0.43) for the fiscal 2001 period. Basic and diluted loss from continuing operations per share of common stock was ($0.61) for the first half of fiscal 2002 as compared to net income per share of $0.22 in the comparable period in fiscal 2001.


Revenues

Total revenues from continuing operations decreased by 21% to $2,322,000 for the first six months of fiscal 2002, versus the year-earlier period, mainly as a result of a decrease in asset management fees and gains on principal transactions.

Commission revenues increased from a negligible amount in the first half of fiscal 2001 to $373,000 in the first half of fiscal 2002. This increase occurred as the result of EarlyBird adding a private client services group in fiscal 2002.

Investment banking revenues increased to $1,204,000 from $1,187,000 in the first half of fiscal 2001. During the first six months of fiscal 2002 EarlyBird raised $19.5 million for corporate clients, compared with raising $16.6 million in the same period of the prior year.

Losses from principal transactions were $44,000 in the first six months of fiscal 2002. During the comparable period in the prior year a gain on principal transactions of $618,000 was recognized. This was the result of an increased value in warrants held by the parent company during fiscal 2001.

Asset management fees decreased by 64% to $280,000. No performance fees related to Dalewood Associates, LP were earned during the first half of fiscal 2002, as the assets of Dalewood Associates, LP were written down. During the comparable period of the prior year asset management fees of $775,000 were earned, as there was a significant increase in the value of assets under management and the performance of those assets. The value of assets under management and accordingly the amount of revenues generated may vary significantly from period to period depending upon the market value of the underlying securities under management, which, in turn, is dependent upon economic and market conditions.

Interest income decreased 50% to $107,000 in the first half of fiscal 2002 as a result of decreased cash balances and decreased interest rates.

Other revenues were $402,000 in the fiscal 2002 first half, versus $140,000 in the comparable period, primarily due to activity at StreetWide Recovery.


Expenses

Total expenses from continuing operations for the first six months of fiscal 2002 were $6,320,000, a 44% increase from the same period in fiscal 2001. The increase is attributable to increases in compensation and benefits, occupancy and equipment, and communication expenses, as well as professional fees. These increases were partially offset by a decrease in business development expenses.

Compensation and benefits expense increased 95% to $2,541,000. This increase was attributable to an increased employee base at EarlyBird and at Firebrand Financial, the parent company, as well as the establishment of StreetWide Asset Recovery and the now discontinued Structured Finance Department of GKN.

Occupancy and equipment expense in the fiscal 2002 first half was $1,797,000, compared to $127,000 in the prior year. The increase reflects the one-time charge of $619,000 associated with the buyout of certain operating leases, the recognition of certain occupancy costs by the parent company which were previously borne by GKN, the amortization of EarlyBird's website and increased occupancy costs for EarlyBird.

Brokerage, clearing and exchange fees for the fiscal 2002 first six months were $192,000, as compared to no such expenses in fiscal 2001. This reflects the addition of the private client services group at EarlyBird.

Communications expenses were $615,000 for the fiscal 2002 half year, compared to $31,000 in fiscal 2001. This reflects the one-time charge of $437,000 associated with the buyout of certain operating leases, the increased staffing levels at EarlyBird in the current year, as well as the recognition of certain communication costs by the parent company which were previously borne by GKN

Business development expenses decreased 89% to $179,000 in the first six months of fiscal 2002. In the year earlier period EarlyBird was in the midst of a promotional brand awareness campaign.

Professional fees increased by 23% to $699,000, mainly as a result of increased legal costs related to existing litigation and customer arbitration.

Other expenses for 2002 were $297,000, as compared to $723,000 in 2001, a 59% decrease. This reflects the impact of continued cost control efforts.


Equity in earnings of unconsolidated affiliates

Firebrand Financial, our parent company, and Dalewood Associates, Inc., a subsidiary of EarlyBirdCapital.com Inc., have investments in Dalewood Associates, LP. In aggregate they own 14.8% of the limited partnership. We treat Dalewood Associates, LP as an unconsolidated affiliate for accounting purposes. During the first half of fiscal 2002 management wrote down the asset values of Dalewood Associates, LP by 32%. This writedown was the result of decreased valuations of the companies in which Dalewood Associates, LP held investments and reflects valuations in general compared to the overall venture investment market. As a result of this writedown the Company recognized a loss of $1,498,000. In the comparable period of 2001, the Company recognized a gain of $1,900,000 on the same investment.


Income taxes

For the six months ended July 31, 2001, we recognized $52,000 of state and local income taxes. We recognize a full valuation reserve on deferred tax assets primarily resulting from net operating loss carryforwards. During the comparable period of the prior year we recognized an income tax benefit of $813,000. This benefit was not realized during the year and was subsequently reversed.


Discontinued Operations

During the fiscal year ended January 31, 2001, we made the strategic decision to de-emphasize retail securities brokerage activity. Accordingly, we arranged to transfer our full service retail brokerage accounts at GKN Securities to a series of broker/dealers, who in turn hired the GKN brokers. Further, in December 2000, our Board approved a plan to sell its 53.5% majority stake in Shochet Holding, whose primary activity is discount retail brokerage in South Florida through Shochet Securities, Inc. See footnote 9 for a discussion of the Shochet transaction.

Both GKN and Shochet are considered discontinued operations for the financial statements of the six months ended July 31, 2001. Certain revenue and expense amounts in prior years have been reclassified to reflect the impact of the discontinued operations, as well as certain balance sheet items.

For the six months ended July 31, 2001, GKN incurred losses of $645,000, compared to losses of $5,105,000 in the comparable period of the prior year. The current year loss reflects additional costs related to new litigation and customer arbitrations. The prior year loss was the result of the ongoing operations of GKN.

Shochet incurred a loss of $2,564,000 during the six months ended July 31, 2001. At January 31, 2001, the Company's remaining investment in Shochet was $73,000. During the first six months of fiscal 2002, the Company recognized its portion of Shochet's net loss to the extent of its remaining investment. During the first six months of fiscal 2001 we recognized losses related to Shochet of $628,000.


Weighted average common shares outstanding

The weighted average number of common shares outstanding used in the computation of basic and diluted loss per common share was 8,661,118 for the first half of fiscal 2002, compared with 8,833,711 in the prior year's period.

Liquidity and Capital Resources

Approximately 28% of assets at July 31, 2001 were highly liquid, consisting primarily of cash and cash equivalents, securities inventories and receivables from other broker-dealers. Additionally, approximately 28% of our assets are an investment in Dalewood Associates, LP, which we could liquidate at a discount, if necessary. At July 31, 2001, 18% of assets were in discontinued operations.

Our brokerage subsidiaries, EarlyBirdCapital, Inc., GKN Securities and Shochet Securities, (the latter two of which are treated as discontinued operations), are subject to the net capital rules of the NASD and SEC. As such, we are subject to certain restrictions on the use of capital. EarlyBird's net capital position as of July 31, 2001 was $696,000, which was $596,000 in excess of its net capital requirement. GKN Securities' net capital position as of July 31, 2001, was $365,000, which was $115,000 in excess of its net capital requirement. Shochet Securities' net capital position as of July 31, 2001, was $635,000, which was $521,000 in excess of its net capital requirement.

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

Our overall capital and funding needs are continually reviewed to ensure that our capital base can support the estimated needs of its business units. These reviews take into account business needs as well as regulatory capital requirements of the subsidiaries. At present, there is doubt about the Company's ability to continue as a going concern. Management believes that the Company's future success is dependent upon its ability to (i) streamline its operations to reduce costs and (ii) generate new sources of revenue. The Company has begun reducing costs and has expanded into new lines of business.

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

Part II - OTHER INFORMATION

Item 2.   Sales of Unregistered Securities during the six months ended July 31,
          2001

          None.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits:

               None.

          (b)  Reports on Form 8-K, during the three months ended July 31, 2001:

               None.

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 FIREBRAND FINANCIAL GROUP, INC.


Date:  October 4, 2001                           /s/  John P. Margaritis
                                                 --------------------------
                                                 John P. Margaritis
                                                 Chief Executive Officer

                                                 /s/   Peter R. Kent
                                                 --------------------------
                                                 Peter R. Kent
                                                 Chief Financial Officer