Form 10-Q
period 2001-10-31
FIREBRAND FINANCIAL GROUP INC
filed 2001-12-21
CIK 814774

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the quarterly period ended October 31, 2001

or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the transition period from ________ to ________


Commission file number 0-21105

                         FIREBRAND FINANCIAL GROUP, INC.
             (Exact name of registrant as specified in its charter)


             Delaware                                          13-3414302
             --------                                          -----------
    (State or other jurisdiction of                         (I.R.S. Employer
    incorporation or organization)                          Identification No.)

    One State Street Plaza, New York, NY                          10004
    ------------------------------------                          -----
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

                                   Yes X No___


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                         Outstanding at December 20, 2001
-----                                         --------------------------------
Common Stock, $.0001 par value                9,104,947 shares

                FIREBRAND FINANCIAL GROUP, INC. AND SUBSIDIARIES

                                      Index




Part I - Financial Information                                           Page
                                                                         ----

Item 1.   Financial Statements

     Consolidated Statements of Financial Condition as of
     October 31, 2001 (Unaudited) and January 31, 2001                    3

     Consolidated Statements of Operations for the three and nine
     months ended October 31, 2001 and October 31, 2000 (Unaudited)       4

     Consolidated Statements of Changes in Stockholders' Equity
     for the year ended January 31, 2001 and the nine months
     ended October 31, 2001 (Unaudited)                                   5

     Consolidated Statements of Cash Flows for the nine months
     ended October 31, 2001 and 2000 (Unaudited)                          6

     Notes to Consolidated Financial Statements                           7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                             11

Item 3.   Quantitative and Qualitative Disclosures About Market Risk      17


Part II - Other Information

Item 2.   Sales of Unregistered Securities during the three months
          ended October 31, 2001                                          19

Item 6.  Exhibits and Reports on Form 8-K                                 19

Part I - FINANCIAL INFORMATION
Item 1.  Financial Statements


                             FIREBRAND FINANCIAL GROUP, INC. AND SUBSIDIARIES
                         Consolidated Statements of Financial Condition (Unaudited)

                                                                  October 31, 2001           January 31,2001
                                                                  ----------------           ---------------
                                Assets

 Cash and cash equivalents                                          $ 2,371,000                $ 5,038,000

 Receivable from broker dealers                                         336,000                    140,000

 Securities owned at market value                                             -                  2,121,000

 Securities owned, not readily marketable, at fair value                 23,000                     57,000

 Investment in unconsolidated affiliates                              3,151,000                  4,649,000

 Investment in discontinued operations                                        -                  4,358,000

 Investment fees receivable                                             102,000                    228,000

 Loans receivable                                                             -                    355,000

 Office furniture, equipment and leasehold improvements, net          1,267,000                    880,000

 Goodwill, net                                                           27,000                     28,000

 Income taxes receivable                                                 79,000                     79,000

 Other assets                                                           924,000                  1,805,000
                                                                   -------------             -------------

         Total Assets                                              $  8,280,000              $  19,738,000
                                                                   =============             =============

                 Liabilities and Stockholders' Equity


 Commissions payable                                                     12,000                          -

 Income taxes payable                                                   654,000                    627,000

 Payable to related parties                                                   -                  2,000,000

 Accrued expenses and other liabilities                                 528,000                  1,060,000

 Liabilities to discontinued operations                                 459,000                          -
                                                                   -------------             -------------
                                                                      1,653,000                  3,687,000

 Minority interests in net assets of subsidiary                       1,365,000                  2,073,000
                                                                   -------------             -------------

         Total Liabilities                                            3,018,000                  5,760,000
                                                                   -------------             -------------

 Common stock ($.0001 par value; 35,000,000 shares
     authorized; 9,209,875 shares issued; 8,906,049
     and 8,661,118 shares outstanding, respectively)                      1,000                      1,000

 Additional paid-in capital                                          26,355,000                 26,355,000

 Retained earnings                                                  (20,064,000)               (11,261,000)

 Accumulated other comprehensive income (loss)                          (35,000)                   (22,000)
                                                                   -------------              ------------
                                                                      6,257,000                 15,073,000
 Less treasury stock, at cost:  303,826 and
     548,757 shares respectively                                       (995,000)                (1,095,000)
                                                                   -------------              ------------

         Total Stockholders' Equity                                   5,262,000                 13,978,000
                                                                   -------------              -------------

         Total Liabilities and Stockholders' Equity                   8,280,000                 19,738,000
                                                                   =============              ============

          See accompanying notes to consolidated financial statements.

                 FIREBRAND FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      Consolidated Statement of Operations
                                   (Unaudited)
                                                        Three Months                        Nine Months
                                                      Ended October 31,                  Ended October 31,
                                               ------------------------------     ------------------------------
                                                   2001              2000             2001              2000
                                               -------------    -------------     -------------    -------------
Revenues:
   Commissions                                 $      89,000    $         -       $     462,000    $       2,000
   Investment banking                                230,000        281,000           1,434,000        1,468,000
   Principal transactions                            (12,000)      (595,000)            (56,000)          23,000
   Asset management fees                              15,000       (282,000)            295,000          493,000
   Interest                                           96,000         96,000             203,000          311,000
   Other                                              62,000        442,000             464,000          582,000
                                               -------------    -------------     -------------    -------------

Total revenues                                       480,000        (58,000)          2,802,000        2,879,000
                                               -------------    -------------     -------------    -------------
Expenses:
   Compensation and benefits                         781,000        2,095,000         3,322,000        3,400,000
   Occupancy and equipment                           (42,000)         658,000         1,755,000          785,000
   Brokerage, clearing and exchange fees              47,000           59,000           239,000           59,000
   Communications                                     74,000           53,000           689,000           84,000
   Business development                               91,000          417,000           270,000        2,052,000
   Professional fees                                 217,000          143,000           916,000          709,000
   Other                                             221,000           (2,000)          518,000          721,000
                                               -------------    --------------    -------------    -------------

Total expenses                                     1,389,000        3,423,000         7,709,000        7,810,000
                                               -------------    -------------     -------------    -------------

Income (loss) from continuing operations            (909,000)      (3,481,000)       (4,907,000)      (4,931,000)
Equity in earnings(loss) of unconsolidated
   affiliates                                              -       (1,025,000)       (1,498,000)         875,000
(Loss) from sale of business                        (221,000)               -          (221,000)               -
Minority interest in operations of subsidiaries     (417,000)        (754,000)         (708,000)      (1,468,000)
                                               -------------    -------------     -------------    -------------

Income (loss) before taxes                          (713,000)      (3,752,000)       (5,918,000)      (2,588,000)
Income tax (benefit) provision                        26,000                -            78,000         (813,000)
                                               -------------    -------------     -------------    -------------

Income (loss) before discontinued operations        (739,000)      (3,752,000)       (5,996,000)      (1,775,000)
                                               -------------    -------------     -------------    -------------
Discontinued operations:
   Loss from operations of GKN Securities Corp.
     net of income tax expense (benefit)          (2,089,000)      (1,819,000)       (2,734,000)      (6,924,000)
   Loss from operations of Shochet Holdings
     Corp. net of income tax expense (benefit)             -         (391,000)          (73,000)      (1,019,000)
                                               -------------    -------------     -------------    -------------
   Income (loss) from discontinued operations     (2,089,000)      (2,210,000)       (2,807,000)      (7,943,000)
                                               -------------    -------------     -------------    -------------

Net loss                                       $  (2,828,000)   $  (5,962,000)    $  (8,803,000)   $  (9,718,000)
                                               =============    =============     =============    =============
Weighted average common shares
   outstanding - basic                             8,906,049        9,019,387         8,742,762        8,895,603
                                               =============    =============     =============    =============
Weighted average common shares
   outstanding - diluted                           8,906,049        9,019,387         8,742,762        8,895,603
                                               =============    =============     =============    =============
Basic (loss) earnings per common share:
   (Loss) earnings from continuing operations  $      (0.08)    $       (0.42)    $       (0.69)   $       (0.20)
   (Loss) from discontinued operations                (0.23)            (0.25)            (0.32)           (0.89)
                                               -------------    -------------     -------------    -------------
   Net loss                                    $      (0.31)    $       (0.67)    $       (1.01)   $       (1.09)
                                               ============     =============     =============    =============
Diluted (loss) earnings per common share:
   (Loss) earnings from continuing operations  $      (0.08)    $       (0.42)    $       (0.69)   $       (0.20)
   Loss from discontinued operations                  (0.23)            (0.25)            (0.32)           (0.89)
                                               -------------    -------------     -------------    -------------
   Net loss                                    $      (0.31)    $       (0.67)    $       (1.01)   $       (1.09)
                                               ============     =============     =============    =============

          See accompanying notes to consolidated financial statements.

                  FIREBRAND FINANCIAL GROUP, INC. AND SUBSIDIARIES
           Consolidated Statements of Changes in Stockholders' Equity
 For the Year Ended January 31, 2001 and the Nine Months Ended October 31, 2001 (Unaudited)

                                             Preferred Stock          Common Stock         Additional
                                         -----------------------  ---------------------      Paid-in
                                             Shares      Amt.        Shares       Amt.       Capital
                                         -----------  ----------  -----------   -------  --------------
Balance at January 31, 2000                    -       $     -     9,209,875     $ 1,000   $20,342,000

Net income (loss)                              -             -             -           -             -
Net proceeds from sale of
   EarlyBirdCapital.com stock                  -             -             -           -    10,452,000
Minority interest - EarlyBirdCapital.com       -             -             -           -    (4,141,000)
Stock options exercised                        -             -             -           -       (22,000)
Forfeiture of stock issued -
   compensation plan                           -             -             -           -        17,000
Stock issued - 401(k) plan                     -             -             -           -      (588,000)
Amortization of unearned
   compensation                                -             -             -           -     1,445,000
Repurchase of stock for treasury               -             -             -           -             -
Stock issued -
   compensation plan                           -             -             -           -    (1,150,000)
Translation adjustment                         -             -             -           -             -
                                         -------      --------     ---------    --------    ----------

Balance at January 31, 2001                    -      $      -     9,209,875     $ 1,000    26,355,000
                                         =======      ========     =========    ========    ==========

Net loss                                       -             -             -           -             -
Stock issued - deferred
     compensation plan                         -             -             -           -             -
Translation adjustment                         -             -             -           -             -
                                         -------      --------     ---------    --------    ----------

Balance at October 31, 2001                    -      $      -     9,209,875     $ 1,000    26,355,000
                                         =======      ========     =========    ========    ==========
(CONTINUED BELOW)
                                                      Accumulated
                                                         Other            Treasury Stock
                                         Retained   Comprehensive   ------------------------
                                         Earnings   Income (Loss)     Shares        Amount        Total
                                        ----------  --------------  -----------    ---------   ------------
Balance at January 31, 2000          $  9,206,000     $(51,000)     (580,662)    $(2,547,000)  $ 26,951,000

Net income (loss)                     (19,981,000)           -             -               -    (19,981,000)
Net proceeds from sale of
   EarlyBirdCapital.com stock                   -            -             -               -     10,452,000
Minority interest - EarlyBirdCapital.com        -            -             -               -     (4,141,000)
Stock options exercised                         -            -        27,053         120,000         98,000
Forfeiture of stock issued -
   compensation plan                            -            -        (3,916)        (17,000)             -
Stock issued - 401(k) plan                      -            -       345,917         678,000         90,000
Amortization of unearned
   compensation                                 -            -             -               -      1,445,000
Repurchase of stock for treasury                -            -      (710,052)       (965,000)      (965,000)
Stock issued -
   compensation plan                     (486,000)           -       372,903       1,636,000              -
Translation adjustment                          -       29,000             -               -         29,000
                                     ------------   ----------    ----------     -----------   ------------

Balance at January 31, 2001          $(11,261,000)  $  (22,000)     (548,757)   $(1,095,000)     13,978,000
                                     ============   ==========    ==========     ==========    ============

Net loss                               (8,803,000)           -             -              -      (8,803,000)
Stock issued - deferred
     compensation plan                          -            -       244,931        100,000         100,000
Translation adjustment                          -      (13,000)            -              -         (13,000)
                                     ------------   ----------    ----------     -----------   ------------

Balance at October 31, 2001          $(20,064,000)  $ (35,000)     (303,826)    $  (995,000)   $  5,262,000
                                     ============   ==========    ==========     ==========    ============

        See accompanying notes to consolidated financial statements.

                FIREBRAND FINANCIAL GROUP, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)
                                                                        Nine Months Ended October 31,
                                                                        2001                    2000
                                                                  ----------------        --------------
Operating activities:
   Net (loss)                                                     $     (8,803,000)       $  (9,716,000)
Adjustments to reconcile net (loss) to net cash
     provided by (used) in operating activities:
      Depreciation and amortization                                        571,000              202,000
      Lease termination charge                                           1,056,000                    -
      Loss from discontinued operations                                  2,807,000            7,943,000
      Loss from sale of business                                           222,000                    -
      Minority interest in operations of subsidiary                       (708,000)          (1,468,000)
      Translation adjustment                                                13,000              (67,000)
      Other                                                                (68,000)              80,000
                                                                  -----------------      --------------
                                                                        (4,910,000)          (3,026,000)
   (Increase) decrease in operating assets:
     Receivable from brokers and dealers                                  (196,000)            (132,000)
     Securities owned, at market value                                   2,121,000              322,000
     Securities owned, not readily marketable, at fair value                34,000                    -
     Investment in affiliates                                            1,498,000           (6,346,000)
     Investment fees receivable                                            126,000            2,953,000
     Loans receivable                                                      355,000             (361,000)
     Income taxes receivable                                                     -                3,000
     Other assets                                                          406,000              104,000
   Increase (decrease) in operating liabilities:
     Commissions payable                                                    12,000                    -
     Income taxes payable                                                   27,000             (433,000)
     Deferred tax liability                                                      -           (1,057,000)
     Payable to affiliate                                               (2,000,000)           1,374,000
     Accrued expenses and other liabilities                               (532,000)            (406,000)
                                                                  -----------------      --------------

     Net cash (used in)provided by operating activities                 (3,059,000)          (7,005,000)
                                                                  -----------------      --------------
Investing activities:
   Purchase of furniture, equipment
     and leasehold improvements                                                  -             (573,000)
   Lease termination                                                    (1,718,000)                   -
                                                                  -----------------      --------------
Net cash (used in) provided by investing activities                     (1,718,000)            (573,000)
                                                                  -----------------      --------------
Financing activities:
   Advances from (to) discontinued affiliate                             1,510,000               12,000
   Repayment of loan to discontinued affiliate                             500,000                    -
   Sale (purchase) of treasury stock                                       100,000             (751,000)
   Proceeds from sale of EarlyBirdCapital.com stock                              -           10,440,000
                                                                  -----------------      --------------
   Net cash provided by (used in)
       financing activities                                              2,110,000            9,701,000
                                                                  -----------------      --------------

   Net increase (decrease) in cash and cash equivalents                 (2,667,000)           2,123,000
Cash and cash equivalents at beginning of year                           5,038,000            4,140,000
                                                                  -----------------      --------------
Cash and cash equivalents at end of period                        $      2,371,000       $    6,263,000
                                                                  ================       ==============

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

The Company's main operating subsidiaries are EarlyBirdCapital, Inc. ("EarlyBird"), Dalewood Associates, Inc. ("Dalewood"), and EarlyBirdCapital Management Limited ("EBCM"). The Company holds a 63.6% ownership interest in the parent company of these entities, EarlyBirdCapital.com Inc. As a result, a minority interest exists which appears in the Company's Consolidated Statement of Financial Condition.

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

The Company's principal business activities are affected by many factors, including general economic and market conditions, which can result in substantial fluctuations in the Company's revenues and net income or loss. Therefore, the results of operations for the nine months ended October 31, 2001, are not necessarily indicative of the results which may be expected for the entire fiscal year.

The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and the liquidation of liabilities and commitments in the normal course of business. The Company's operations for fiscal 2001 and the first nine months of fiscal 2002 consumed substantial amounts of cash and generated significant net losses. As noted in footnote 2 to these financial statements, many of the product lines previously offered by the Company have been discontinued. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management believes that the Company's future success is dependent upon its ability to (i) streamline its operations to reduce costs, and
(ii) generate new sources of revenue. The Company has begun reducing costs and has expanded into new lines of business.

2. Discontinued Operations

During fiscal 2001, the Company transferred the retail accounts of its wholly owned full service brokerage subsidiary, GKN Securities Corp. ("GKN"), to other broker/dealers, effectively terminating that activity. During August 2001, GKN ceased operations of its Structured Finance Department. The financial impact of this action was insignificant to the Company. On September 10, 2001, GKN filed a Form BDW with the NASD and SEC. By filing the Form, GKN has given notice that it is withdrawing from the securities business and returning its license to the regulatory authorities. The final withdrawal has received the approval of all necessary regulatory authorities.

In December 2000, the Company's Board approved a plan to dispose of its 53.5% interest in Shochet Holding Corp. ("Shochet"), whose principal operation, SSI Securities, Inc. ("SSI") (previously known as Shochet Securities, Inc.), provided discount retail brokerage services in South Florida. On August 1, 2001 Shochet announced that SSI had signed a definitive agreement to transfer substantially all of its brokers, accounts, and operating assets to another independent broker/dealer, BlueStone Capital Corp ("BlueStone"). This transaction closed on August 31, 2001. BlueStone assumed certain liabilities and leases of SSI and agreed to pay an 8% override on commission business generated on the transferred accounts to SSI for a period of three years. As part of the transaction the name "Shochet Securities" was sold to BlueStone, Shochet Securities changed its name to SSI Securities, Inc. On November 7, 2001 BlueStone announced that it had in turn sold substantially all of its operating assets to another independent broker/dealer, Sands Brothers & Co., Ltd. ("Sands"). See footnote 9.

As of October 1, 2001, EarlyBirdCapital.com sold its ownership interest in EBCapital (Europe) AG to the managing director of the company. A loss of $221,000 was recognized on this transaction.

The operations of GKN and Shochet have been accounted for as discontinued operations.

During the three months and nine months ended October 31, 2001, Shochet incurred net losses of $2,461,000 and $5,025,000, respectively. At January 31, 2001, the Company's remaining investment in Shochet was $73,000. During the first quarter of fiscal 2002, the Company recognized its portion of Shochet's net loss to the extent of its remaining investment. The Company has not recognized any portion of Shochet's loss for the second or third quarters of the current year.

3. Segment and Geographic Area Data

Subsequent to the discontinuance of operations as discussed above, the Company's remaining continuing product lines, investment banking and asset management services, are directed by a common management team. As such, no segment reporting by business line is presented.

The Company's principal operations are located in the United States.

4.  Net Capital Requirements

EarlyBird and SSI (the latter company treated as a discontinued operation), are registered broker-dealers with the Securities and Exchange Commission ("SEC") and member firms of the National Association of Securities Dealers, Inc. ("NASD"). As such, EarlyBird and SSI are subject to the SEC's net capital rule, which requires the maintenance of minimum net capital.

EarlyBird has elected to compute net capital under the standard aggregate indebtedness method permitted by the net capital rule, which requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. At October 31, 2001, EarlyBird had net capital of $824,000 and a net capital requirement of $100,000.

SSI has elected to compute net capital under the standard aggregate indebtedness method permitted by the net capital rule. At October 31, 2001, SSI had net capital of $734,000 and a net capital requirement of $31,000.

5.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share ("EPS"):

                                                          Three months ended               Nine months ended
                                                              October 31,                     October 31,
                                                    ------------------------------   ------------------------------
                                                         2001            2000             2001            2000
                                                    -------------    -------------   -------------   --------------
Numerator for basic and diluted EPS:

   (Loss)/income from continuing operations         $    (739,000)   $  (3,752,000)  $  (5,996,000)  $   (1,775,000)
   (Loss) from discontinued operations                 (2,089,000)      (2,210,000)     (2,807,000)      (7,943,000)
                                                    --------------   -------------   --------------  --------------

   Net (loss)                                       $  (2,828,000)   $  (5,962,000)  $  (8,803,000)  $   (9,718,000)
                                                    ==============   =============   ==============  ==============

Denominator for basic EPS                               8,906,049        9,019,387       8,742,762        8,895,603
                                                    =============    =============   =============   ==============

Denominator for diluted EPS                             8,906,049        9,019,387       8,742,762        8,895,603
                                                    =============    =============   =============   ==============

Basic EPS from:
   (Loss)/income from continuing operations         $       (0.08)   $      (0.42)   $       (0.69)  $       (0.20)
   (Loss) from discontinued operations                      (0.23)          (0.25)           (0.32)          (0.89)
                                                    --------------   ------------    -------------------------------
   Net (loss)                                       $       (0.31)   $      (0.67)   $       (1.01)  $       (1.09)
                                                    ==============   ============    ==============  =============

Diluted EPS from:
   (Loss)/income from continuing operations         $       (0.08)   $      (0.42)   $       (0.69)  $       (0.20)
   (Loss) from discontinued operations                      (0.23)          (0.25)           (0.32)          (0.89)
                                                    --------------   ------------    -------------------------------
   Net (loss)                                       $       (0.31)   $      (0.67)   $       (1.01)  $       (1.09)
                                                    ==============   ============    ==============  ==============

6.   Supplemental Cash Flow Information

                                                           Nine months ended
                                                              October 31,
                                                         2001            2000
                                                    -------------    -------------
Cash paid for:
   Income taxes                                     $     26,000    $     371,000

Non-cash financing transactions:
   Treasury stock issued
     - for compensation plan                        $          0    $     138,000
     - to 401(k) plan                               $          0    $      30,000
     - to deferred compensation plan                $    100,000    $      90,000

7.   Commitments and Contingencies

The Company's broker-dealer subsidiaries are involved in various legal proceedings arising from its securities activities. GKN held a $1.4 million book reserve for such legal matters at October 31, 2001. Resolution of these proceedings could have a material adverse effect on the Company's consolidated financial position or results of operations, as GKN's existing cash balances may not be sufficient to cover the potential liability.

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

The components of comprehensive loss for the three and nine months ended October 31, 2001 and 2000 are as follows:

                                              Three months ended                Nine months ended
                                                  October 31,                      October 31,
                                        -------------------------------  -------------------------------
                                              2001            2000             2001            2000
                                        --------------  ---------------  --------------  ---------------
Net loss                                $   (2,828,000) $  (5,962,000)  $   (8,803,000)   $  (9,718,000)
Other comprehensive loss:
   Foreign currency translation
     adjustments                                     -           3,000         (13,000)          67,000
                                        --------------  ---------------  --------------  ---------------

Total comprehensive loss                $   (2,828,000) $   (5,959,000) $   (8,816,000)  $   (9,651,000)
                                        =============== ===============  =============== ===============

9.       Subsequent Events

On November 7, 2001 BlueStone announced that it had sold substantially all of its operating assets to another independent broker/dealer, Sands Brothers & Co., Ltd.. This transaction included the sale of the assets acquired by BlueStone from SSI. As part of the transaction Sands, BlueStone and SSI entered into an agreement of the same date whereby Sands and BlueStone were relieved of their commitment to pay SSI an override on commission revenue generated on the transferred accounts in exchange for a payment of $314,000. See footnote 2 to the consolidated financial statements for discussion of this transaction.

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

Changes in Corporate Composition and Discontinued Operations

During the fiscal year ended January 31, 2001, we made the strategic decision to de-emphasize retail securities brokerage activity. Accordingly, we arranged to transfer our full service retail brokerage accounts at GKN Securities to a series of broker/dealers, who in turn hired the GKN brokers. These broker/dealer firms are compensating GKN under arrangements discussed in footnote 3 to our consolidated financial statements in our Form 10-K for the fiscal year ended January 31, 2001, as amended. Further, in December 2000, our Board approved a plan to sell its 53.5% majority stake in Shochet Holding, whose primary activity was discount retail brokerage in South Florida through Shochet Securities, Inc. (now known as SSI Securities, Inc.). The sale of certain assets of SSI is discussed in footnotes 2 and 9 to the consolidated financial statements of this document. In October 2001, EarlyBirdCapital.com sold its ownership interest in EBCapital (Europe) AG to its managing director. This transaction is discussed in footnote 2 to the consolidated financial statements of this document.

GKN and SSI are considered discontinued operations for the financial statements for the three and nine months ended October 31, 2001. Certain revenue and expense amounts in prior years have been reclassified to reflect the impact of the discontinued operations, as well as certain balance sheet items.

Our operations in fiscal 2001 and the first nine months of fiscal 2002 consumed substantial amounts of cash and have generated significant net losses. We have curtailed or discontinued many of the product lines we previously offered. We anticipate that our revenue will be substantially lower in fiscal 2002 than in fiscal 2001. These matters raise doubt about our ability to continue as a going concern, as cited in footnote 1 to the consolidated financial statements. We believe that our future success is dependent upon our ability to (i) streamline our operation to reduce costs and (ii) generate new sources of revenue. We have begun reducing costs. We have also entered into a new line of business through StreetWide Asset Recovery Group. StreetWide is an 80% owned subsidiary of the Company that provides debt recovery services to broker/dealers in the financial community. To date, StreetWide has met with a modicum of success.

On November 7, 2001, the Company received an unsolicited offer from Sutter Capital Management to acquire one hundred percent of FFGI's outstanding shares at a price of $0.45 per share. Management of the Company met with representatives of Sutter to discuss the offer. The offer has now expired and the Company expects no further action on this matter.

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

Results of any individual period should not be considered representative of future profitability. A significant portion of our expenses are fixed and do not vary with market activity. Substantial fluctuations could occur in our revenues and net income or loss from period to period. The results of operations for the nine months ended October 31, 2001 are not necessarily indicative of the results which may be expected for the entire fiscal year.

Results of Operations

Three Months Ended October  31, 2001  vs. Three Months Ended October 31, 2000

Net loss before discontinued operations for the three months ended October 31, 2001 was ($739,000) as compared with a net loss before discontinued operations of ($3,752,000) for the three months ended October 31, 2000. Loss from discontinued operations for the period was ($2,089,000), compared to a loss of ($2,210,000) for the comparable quarter in the prior year. Net loss for the three months ended October 31, 2001 was ($2,828,000) as compared to a net loss of ($5,962,000) in the same three months of the prior year. Basic and diluted loss per share of common stock was ($0.31) for the third quarter of fiscal 2002 as compared to a loss of ($0.67) for the fiscal 2001 quarter. Basic and diluted loss from continuing operations per share of common stock was ($0.08) for the third quarter of fiscal 2002 as compared to a net loss per share of ($0.42) in the comparable quarter in fiscal 2001.

Revenues

Total revenues from continuing operations increased to $480,000 for the third quarter of fiscal 2002, versus negative revenues of ($58,000) in the year-earlier period, mainly as a result of smaller losses on principal transactions and an increase in asset management fees, which were partially offset by a decrease in other revenue.

Commission revenues increased from nothing in the third quarter of fiscal 2001 to $89,000 in the third quarter of fiscal 2002. This increase occurred as the result of EarlyBird adding a private client services group in fiscal 2002.

Investment banking revenues decreased to $230,000 from $281,000 in the third quarter of fiscal 2001. During the third quarter of 2002 EarlyBird closed one offering and raised $3.4 million for corporate clients, compared to closing one deal and raising $2.6 million in the same quarter of the prior year. Amounts raised during the current quarter have earned a lower effective commission rate.

Losses from principal transactions were $12,000 in the third quarter of fiscal 2002. During the comparable quarter in the prior year a loss on principal transactions of $595,000 was recognized. This was the result of a decreased value in warrants held by the parent company during fiscal 2001.

Asset management fees were $15,000 in the current quarter compared to negative fees of $282,000 in the same quarter of the prior year. During the third quarter of fiscal 2001 the Company decreased its estimate of performance fees earned during the first six months of the year.

Interest income was unchanged at $96,000 for the respective quarters in both fiscal years.

Other revenues were $62,000 in the fiscal 2002 quarter, versus $442,000 in the comparable quarter of fiscal 2001. This decrease was primarily attributable to a large one-time collection by StreetWide Asset Recovery in the third quarter of fiscal 2001.

Expenses

Total expenses from continuing operations for the third quarter of fiscal 2002 were $1,389,000, a 59% decrease from the same quarter in fiscal 2001. The decrease is attributable to decreases in compensation and benefits, occupancy and equipment, and business development expenses. These decreases were partially offset by increases in professional fees and other expenses.

Compensation and benefits expense decreased 63% to $781,000. This decrease was attributable to significant decrease in the employee base at EarlyBird and at Firebrand Financial, the parent company.

Occupancy and equipment expense in the fiscal 2002 quarter was ($42,000), compared to $658,000 in the prior year. The decrease reflects the recognition of certain occupancy costs by discontinued operations which were previously borne by the parent company.

Brokerage, clearing and exchange fees for the fiscal 2002 quarter were $47,000, as compared to $59,000 in the comparable period of fiscal 2001. This reflects a decrease in the usage of brokerage related information sources related to principal transactions.

Communications expenses were $74,000 for the fiscal 2002 quarter, compared to $53,000 in fiscal 2001. This increase reflects the addition of a private client services group at EarlyBird in the current year.

Business development expenses decreased 78% to $91,000 in the third quarter of fiscal 2002. In the year earlier period EarlyBird was in the midst of a promotional brand awareness campaign.

Professional fees increased by 52% to $217,000, mainly as a result of increased legal costs at EarlyBird.

Other expenses for 2002 were $221,000, as compared to ($2,000) in 2001. This reflects the establishment of the StreetWide Asset Recovery, as well as the recognition of representation fees paid to EBCapital (Europe) AG, now operating as an independent company.

Equity in earnings of unconsolidated affiliates

Firebrand Financial, our parent company, and Dalewood Associates, Inc., a subsidiary of EarlyBirdCapital.com Inc., have investments in Dalewood Associates, LP. In aggregate they own 14.8% of the limited partnership. We treat Dalewood Associates, LP as an unconsolidated affiliate for accounting purposes. During the third quarter of fiscal 2001 management decreased the carrying value of its investment in Dalewood Associates, LP by $1,025,000, due to rapid declines in the value of certain publicly trade securities in Dalewood's portfolio. No such decline occurred in the current quarter of fiscal 2002.

Loss from sale of business

On October 1, 2001, EarlyBird sold its ownership interest in EBCapital (Europe) AG to its managing director. This transaction resulted in a loss of $221,000. See footnote 2 to the consolidated financial statements of this document.

Income taxes

For the quarter ended October 31, 2001, we recognized $26,000 of state and local income taxes. We recognize a full valuation reserve on deferred tax assets primarily resulting from net operating loss carryforwards. During the comparable quarter of the prior year no provision was made, nor was any benefit recognized, for income taxes.

Discontinued Operations

During the fiscal year ended January 31, 2001, we made the strategic decision to de-emphasize retail securities brokerage activity. Accordingly, we arranged to transfer our full service retail brokerage accounts at GKN Securities to a series of broker/dealers, who in turn hired the GKN brokers. Further, in December 2000, our Board approved a plan to sell its 53.5% majority stake in Shochet Holding, whose primary activity is discount retail brokerage in South Florida through SSI. See footnotes 2 and 9 to the consolidated financial statements for a discussion of the sale of certain assets by Shochet. In October 2001, EarlyBirdCapital.com sold its ownership interest in EBCapital (Europe) AG. See footnote 2 to the consolidated financial statements for a discussion of this transaction.

GKN and SSI are considered discontinued operations for the financial statements of the quarter ended October 31, 2001. Certain revenue and expense amounts in prior years have been reclassified to reflect the impact of the discontinued operations, as well as certain balance sheet items.

For the quarter ended October 31, 2001, GKN incurred losses of $2,089,000, compared to losses of $1,819,000 in the comparable quarter of the prior year. The current year loss reflects additional rent, equipment rentals and equipment write-offs, as well as additional legal costs related to existing litigation and customer arbitrations. The prior year loss was the result of the ongoing operations of GKN.

Shochet incurred a loss of $2,461,000 during the three months ended October 31, 2001. At January 31, 2001, the Company's remaining investment in Shochet was $73,000. During the first quarter of fiscal 2002, the Company recognized its portion of Shochet's net loss to the extent of its remaining investment. The Company has not recognized any loss related to Shochet in the second and third quarters of fiscal 2002. During the third quarter of fiscal 2001 we recognized losses related to Shochet of $730,000.

On the sale of EBCapital (Europe) we incurred a loss of $221,000, primarily due to the recognition of the write-off of deferred compensation payments made to the managing director.

Weighted average common shares outstanding

The weighted average number of common shares outstanding used in the computation of basic and diluted loss per common share was 8,906,049 for the third quarter of fiscal 2002, compared with 9,019,387 in the prior year's period.

Nine Months Ended October 31, 2001  vs. Nine Months Ended October 31, 2000

Net loss before discontinued operations for the nine months ended October 31, 2001 was ($5,996,000) as compared with a net loss before discontinued operations of ($1,775,000) for the nine months ended October 31, 2000. Loss from discontinued operations for the period was ($2,807,000), compared to a loss of ($7,943,000) for the comparable period in the prior year. Net loss for the nine months ended October 31, 2001 was ($8,803,000) as compared to a net loss of ($9,718,000) in the same nine months of the prior year. Basic and diluted loss per share of common stock was ($1.01) for the first nine months of fiscal 2002 as compared to a loss of ($1.09) for the fiscal 2001 period. Basic and diluted loss from continuing operations per share of common stock was ($0.69) for the first nine months of fiscal 2002 as compared to a net loss per share of ($0.20) in the comparable period in fiscal 2001.

Revenues

Total revenues from continuing operations decreased by 3% to $2,802,000 for the first nine months of fiscal 2002, versus the year-earlier period, mainly as a result of a decrease in asset management fees and other revenue.

Commission revenues increased from a negligible amount in the first nine months of fiscal 2001 to $462,000 in the comparable period of fiscal 2002. This increase occurred as the result of EarlyBird adding a private client services group in fiscal 2002.

Investment banking revenues decreased to $1,434,000 from $1,468,000 in the first nine months of fiscal 2001. During the first nine months of fiscal 2002 EarlyBird raised $21.4 million for corporate clients, compared with raising $18.3 million in the same period of the prior year. Amounts raised during the current year have earned a lower effective commission rate.

Losses from principal transactions were $56,000 in the first nine months of fiscal 2002. During the comparable period in the prior year a gain on principal transactions of $23,000 was recognized. This was the result of an increased value in warrants held by the parent company during fiscal 2001.

Asset management fees decreased by 40% to $295,000. No performance fees related to Dalewood Associates, LP were earned during the first nine months of fiscal 2002, as the assets of Dalewood Associates, LP were written down. During the comparable period of the prior year asset management fees of $493,000 were earned, as there was a significant increase in the value of assets under management and the performance of those assets. The value of assets under management and accordingly the amount of revenues generated may vary significantly from period to period depending upon the market value of the underlying securities under management, which, in turn, is dependent upon economic and market conditions.

Interest income decreased 35% to $203,000 in the first nine months of fiscal 2002 as a result of decreased cash balances and decreased interest rates.

Other revenues were $464,000 in the first three quarters of fiscal 2002, versus $582,000 in the comparable period. The revenues generated in fiscal 2001 were primarily derived from the collection of an arbitration matter, while the other revenues generated in fiscal 2002 are primarily the result of the activities of StreetWide Asset Recovery.

Expenses

Total expenses from continuing operations for the first nine months of fiscal 2002 were $7,709,000, versus $7,810,000 for the same period in fiscal 2001. Compensation and benefits and business development expenses decreased, while there were increases in occupancy and equipment and communication expenses, as well as professional fees.

Compensation and benefits expense decreased 2% to $3,322,000. This decrease was attributable to a decreased employee base at EarlyBird and at Firebrand Financial, the parent company, during the third quarter of fiscal 2002.

Occupancy and equipment expense in the first nine months of fiscal 2002 was $1,755,000, compared to $785,000 in the prior year. The increase reflects a one-time charge of $619,000 associated with the buyout of certain operating leases, the amortization of EarlyBird's website and increased occupancy costs for EarlyBird.

Brokerage, clearing and exchange fees for the fiscal 2002 first nine months were $239,000, as compared to $59,000 in the comparable period of fiscal 2001. This increase reflects the addition of the private client services group at EarlyBird.

Communications expenses were $689,000 for the first three quarters of fiscal 2002, compared to $84,000 in fiscal 2001. This reflects a one-time charge of $437,000 associated with the buyout of certain operating leases, the increased staffing levels at EarlyBird in the first few months of the current year, as well as the recognition of certain communication costs by the parent company which were previously borne by the discontinued GKN operations

Business development expenses decreased 87% to $270,000 in the first nine months of fiscal 2002. In the year earlier period EarlyBird was in the midst of a promotional brand awareness campaign.

Professional fees increased by 29% to $916,000, mainly as a result of increased legal costs related to existing litigation and customer arbitration.

Other expenses for 2002 were $518,000, as compared to $721,000 in 2001, a 28% decrease. This reflects the impact of continued cost control efforts.

Equity in earnings of unconsolidated affiliates

Firebrand Financial, our parent company, and Dalewood Associates, Inc., a subsidiary of EarlyBirdCapital.com Inc., have investments in Dalewood Associates, LP. In aggregate they own 14.8% of the limited partnership. We treat Dalewood Associates, LP as an unconsolidated affiliate for accounting purposes. During the second quarter of fiscal 2002 management wrote down the asset values of Dalewood Associates, LP by 32%. This writedown was the result of decreased valuations of the companies in which Dalewood Associates, LP held investments, and reflects valuations in general compared to the venture investment market. As a result of this writedown the Company recognized losses of $1,498,000 during the first nine months of fiscal 2002. In the comparable period of 2001, the Company recognized a gain of $875,000 on the same investment.

Income taxes

For the nine months ended October 31, 2001, we recognized $78,000 of state and local income taxes. We recognize a full valuation reserve on deferred tax assets primarily resulting from net operating loss carryforwards. During the comparable period of the prior year we recognized an income tax benefit of $813,000. This benefit was not realized during the year and was subsequently reversed.

Discontinued Operations

During the fiscal year ended January 31, 2001, we made the strategic decision to de-emphasize retail securities brokerage activity. Accordingly, we arranged to transfer our full service retail brokerage accounts at GKN Securities to a series of broker/dealers, who in turn hired the GKN brokers. Further, in December 2000, our Board approved a plan to sell its 53.5% majority stake in Shochet Holding, whose primary activity was discount retail brokerage in South Florida through SSI. See footnotes 2 and 9 to the consolidated financial statements for a discussion of the sale of certain assets by Shochet. In October 2001, EarlyBirdCapital.com sold its ownership interest in EBCapital (Europe) AG. See footnote 2 to the consolidated financial statements for a discussion of this transaction.

GKN and SSI are considered discontinued operations for the financial statements of the nine months ended October 31, 2001. Certain revenue and expense amounts in prior years have been reclassified to reflect the impact of the discontinued operations, as well as certain balance sheet items.

For the nine months ended October 31, 2001, GKN incurred losses of $2,734,000, compared to losses of $6,924,000 in the comparable period of the prior year. The current year loss reflects additional rent, equipment rentals and equipment write-offs, as well as additional legal costs related to existing litigation and customer arbitrations. The prior year loss was the result of the ongoing operations of GKN.

Shochet incurred a loss of $5,025,000 during the nine months ended October 31, 2001. At January 31, 2001, the Company's remaining investment in Shochet was $73,000. During the first quarter of fiscal 2002, the Company recognized its portion of Shochet's net loss to the extent of its remaining investment. The Company has not recognized any loss related to Shochet in the second and third quarters of fiscal 2002. For the nine months ended October 31, 2000 we recognized losses related to Shochet of $1,747,000.

On the sale of EBCapital (Europe) we incurred a loss of $221,000, primarily due to the recognition of the write-off of deferred compensation payments made to the managing director.

Weighted average common shares outstanding

The weighted average number of common shares outstanding used in the computation of basic and diluted loss per common share was 8,742,762 for the first nine months of fiscal 2002, compared with 8,895,603 in the prior year's period.

Liquidity and Capital Resources

Approximately 33% of assets at October 31, 2001 were highly liquid, consisting primarily of cash and cash equivalents, securities inventories and receivables from other broker-dealers. Additionally, approximately 38% of our assets are an investment in Dalewood Associates, LP, which we could liquidate at a discount, if necessary.

Our brokerage subsidiaries, EarlyBirdCapital, Inc. and SSI Securities, Inc. (the latter treated as a discontinued operation), are subject to the net capital rules of the NASD and SEC. As such, we are subject to certain restrictions on the use of capital. EarlyBird's net capital position as of October 31, 2001 was $824,000, which was $724,000 in excess of its net capital requirement. SSI Securities' net capital position as of October 31, 2001, was $734,000, which was $701,000 in excess of its net capital requirement.

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

Our overall capital and funding needs are continually reviewed to ensure that our capital base can support the estimated needs of its business units. These reviews take into account business needs as well as regulatory capital requirements of the subsidiaries. At present, there is doubt about the Company's ability to continue as a going concern and to meet its cash needs. Management believes that the Company's future success is dependent upon its ability to (i) streamline its operations to reduce costs and (ii) generate new sources of revenue. The Company has begun reducing costs and has expanded into new lines of business.

Our subsidiary, GKN Securities, has recognized certain book reserves to cover exposures related to arbitrations and legal matters. GKN may not have sufficient cash balances to cover these potential liabilities.


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

Part II - OTHER INFORMATION

Item 2. Sales of Unregistered Securities during the nine months ended October 31, 2001

244,931 shares of unregistered common stock were distributed to the Firebrand Financial Group, Inc. Non-Qualified Deferred Compensation Plan during the first quarter of fiscal 2002 based upon section 4(2) of the Securities Act of 1933.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:

              None.

(b)      Reports on Form 8-K, during the three months ended October 31, 2001:

              None.

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             FIREBRAND FINANCIAL GROUP, INC.

                                             /s/ John P. Margaritis
Date:  December 20, 2001                     ______________________
                                             John P. Margaritis
                                             Chief Executive Officer

                                             /s/ Peter R. Kent
                                             _______________________
                                             Peter R. Kent
                                             Chief Financial Officer