Form 10-Q/A
period 2001-10-31
FIREBRAND FINANCIAL GROUP INC
filed 2002-01-18
CIK 814774

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A


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
                         -------------------------------
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



         The Registrant hereby amends the following items, financial statements, exhibits or other portions of its Quarterly Report on Form 10-Q for the quarter ended October 31, 2001 as set forth in the pages attached hereto:

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Our operations in fiscal 2001 and the first nine months of fiscal 2002 consumed substantial amounts of cash and have generated significant net losses. We have curtailed or discontinued many of the product lines we previously offered. We anticipate that our revenue will be substantially lower in fiscal 2002 than in fiscal 2001. These matters raise doubt about our ability to continue as a going concern, as cited in footnote 1 to the consolidated financial statements. We believe that our future success is dependent upon our ability to (i) streamline our operation to reduce costs and (ii) generate new sources of revenue. We have begun reducing costs. We have also entered into a new line of business through StreetWide Asset Recovery Group. StreetWide is an 80% owned subsidiary of the Company that provides debt recovery services concerning brokers and customers to broker/dealers in the financial community. StreetWide executes its business by enforcing contractual obligations of brokers and customers with its client broker/dealers by use of the existing NASD arbitration process. To date, StreetWide has generated revenues, incurred expenses and developed new clients. It currently operates at a loss. All amounts are immaterial to the Company.

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

The Company experienced losses from both continuing and discontinued operations for the three-month periods ended October 31, 2001 and October 31, 2000, as shown below:



                                                              Three Months                      Three Months
                                                         Ended October 31, 2001            Ended October 31, 2000
                                                         ----------------------            ----------------------

Loss from
     - continuing operations                                 $     (739,000)               $      (3,752,000)
     - discontinued operations                                   (2,089,000)                      (2,210,000)
                                                             ---------------               ------------------
     - net loss                                              $   (2,828,000)               $      (5,962,000)
                                                             ===============               ==================

Basic and diluted loss per share
     - from continuing operations                            $        (0.08)               $           (0.42)
     - from discontinued operations                                   (0.23)                           (0.25)
                                                             ---------------               ------------------
     - net loss                                              $        (0.31)               $           (0.67)
                                                             ===============               ==================

Losses from continuing operations in the three months ended October 31, 2001 were incurred through the continued development of EarlyBird, the start-up of StreetWide Asset Recovery and the sale of EBCapital(Europe) AG. The loss from continuing operations was $3,013,000, or 80%, less than the loss from continuing operations in the comparable prior period. This decreased loss resulted from enhanced revenues and lower expenses in the current period. Additionally, during the prior period the Company recognized its share of the loss in an unconsolidated affiliate of $1,025,000.

Losses from discontinued operations are discussed below in "Discontinued Operations."

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

Nine Months Ended October 31, 2001  vs. Nine Months Ended October 31, 2000

The Company experienced losses from both continuing and discontinued operations for the nine month periods ended October 31, 2001 and October 31, 2000, as shown below:

                                                               Nine Months                      Nine Months
                                                         Ended October 31, 2001            Ended October 31, 2000
                                                         ----------------------            ----------------------

Loss from
     - continuing operations                                  $  (5,996,000)               $      (1,775,000)
     - discontinued operations                                   (2,807,000)                      (7,943,000)
                                                              --------------               ------------------
     - net loss                                               $  (8,803,000)               $      (9,718,000)
                                                              ==============               ==================

Basic and diluted loss per share
     - from continuing operations                             $       (0.69)               $           (0.20)
     - from discontinued operations                                   (0.32)                           (0.89)
                                                              --------------               ------------------
     - net loss                                               $       (1.01)               $           (1.09)
                                                              ==============               ==================


Losses from continuing operations in the nine months ended October 31, 2001 were incurred through the continued development of EarlyBird, the start-up of StreetWide Asset Recovery, the termination of certain operating leases, the recognition of $1,498,000 in losses of an unconsolidated affiliate and the sale of EBCapital(Europe) AG. The loss from continuing operations was $4,221,000, or 238%, larger than the loss from continuing operations in the comparable prior period. The larger loss was caused by a $2,373,000 difference in the recognition of earnings and losses from an unconsolidated affiliate, the recognition of the loss on the sale of EBCapital(Europe) AG, a difference in the recognition of income tax benefits of $891,000 and a decreased contribution by minority interests of $760,000.

Losses from discontinued operations are discussed below in "Discontinued Operations."

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


                                          FIREBRAND FINANCIAL GROUP, INC.



Date:  January 18, 2002                   By: /s/ Peter R. Kent
                                             ----------------------------------
                                              Name: Peter R. Kent
                                              Title: Chief Operating Officer