Form 10-Q/A
period 2001-10-31
FIREBRAND FINANCIAL GROUP INC
filed 2002-02-08
CIK 814774

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                Amendment No. 2


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

We have also entered into a new line of business through StreetWide Asset Recovery Group, Inc.("StreetWide"). StreetWide is engaged by broker/dealers and other financial institutions to collect debt due to them from prior broker employees or from customers. The broker debts are generated through brokers reneging on employment contracts or brokers generating other losses due to their respective firms. The customer debt is usually generated through unsecured margin loans on which the customers have refused to repay the firms.

StreetWide pursues the collection of these debts through the NASD Arbitration process, or through direct negotiation with the obligor. StreetWide currently employs two individuals. As of December 31, 2001 StreetWide had 14 customers under contract. For the nine months ended October 31, 2001 StreetWide had collected $583,000 of debt for clients and had generated $197,000 of operating revenue. For the period, StreetWide had an immaterial operating loss.

StreetWide anticipates future growth through the solicitation of additional broker/dealers and clearing firms as customers.

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


                                          FIREBRAND FINANCIAL GROUP, INC.



Date:  February 8, 2002                   By: /s/ Peter R. Kent
                                             ----------------------------------
                                              Name: Peter R. Kent
                                              Title: Chief Operating Officer