Form 10-K
period 2002-01-31
FIREBRAND FINANCIAL GROUP INC
filed 2002-06-03
CIK 814774

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[  X]    Annual report pursuant to Section 13 or 15(d)
         of the Securities Exchange Act of 1934

         For the fiscal year ended January 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value (based upon the last sale price) of the registrant's Common Stock held by nonaffiliates on May 23, 2002, was $198,614.

On May 24, 2002, 9,746,675 shares of the registrant's Common Stock were outstanding.

                         Firebrand Financial Group, Inc.
                             Form 10-K Annual Report
                   For the fiscal year ended January 31, 2002


                                                                                        Page
                                                                                        ----
Part I
Item  1.   Business                                                                        3

Item  2.   Properties                                                                     10

Item  3.   Legal Proceedings                                                              10

Item  4.   Submission of Matters to a Vote of Security Holders                            10

Part II

Item  5.   Market for the Registrant's Common Equity and Related
           Stockholder Matters                                                            11

Item  6.   Selected Financial Data                                                        12

Item  7.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                                      13

Item  8.   Financial Statements and Supplementary Data                                    24

Item  9.   Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure                                                       46

Part III

Item 10.   Directors and Executive Officers                                               46

Item 11.   Executive Compensation                                                         46

Item 12.   Security Ownership of Certain Beneficial Owners and Management                 46

Item 13.   Certain Relationships and Related Transactions                                 46

Part IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K               47


PART I

ITEM 1. BUSINESS

General

Firebrand Financial Group, Inc. ("Firebrand Financial" or "the Company") owns 63.6% of EarlyBirdCapital.com Inc. ("EarlyBird.com"), which in turn owns 100% of EarlyBirdCapital, Inc. ("EarlyBirdCapital") and Dalewood Associates, Inc. ("Dalewood"). Firebrand Financial also owns 100% of GKN Securities Corp. ("GKN") and 80% of StreetWide Asset Recovery Group, Inc. ("StreetWide"). As of January 31, 2001 Firebrand Financial also owned 56.4% of Shochet Holding Corp. ("Shochet").

Through our subsidiaries, EarlyBirdCapital (formerly known as Southeast Research Partners, Inc.) and Dalewood, we provide investment banking, asset management, and securities brokerage services, with an emphasis on small- and mid-capitalization companies and early-stage growth companies. These services are provided through the following primary divisions:

o        Investment banking
o        Securities brokerage
o        Asset management

We derive fee revenue primarily from investment banking and asset management services, as well as generating commission revenue through securities brokerage. The parent company also maintains a portfolio of securities; transactions in this portfolio have resulted in principal transaction profits and losses as indicated in the charts below.

During the first quarter of fiscal 2002, we established the StreetWide Asset Recovery Group ("StreetWide"). StreetWide is engaged by broker/dealers and other financial institutions to collect debt due to them from former employees or from customers. StreetWide generates revenues through retainer and collection fees.

The following table indicates the percentage of total revenues represented by each of our principal activities in our continuing operations during the past three fiscal years ended January 31:

                                           2002           2001           2000
                                           ----           ----           ----
       Investment banking                   40%            69%             0%
       Asset management                     11%            24%            48%
       Commissions                          34%             -             10%
       Principal transactions              (1)%          (72)%            32%
       Interest                              5%            19%             2%
       Other                                11%            60%             8%

The following table illustrates our revenue breakdown by our principal activities:

                                      2002             2001           2000
                                      ----             ----           ----
       Investment banking          $ 1,545,000    $ 1,741,000    $    42,000
       Asset management                415,000        593,000      3,264,000
       Commissions                   1,297,000              -        699,000
       Principal Transactions          (65,000)    (1,811,000)     2,130,000
       Interest                        210,000        468,000        152,000
       Other                           435,000      1,513,000        554,000
                                   -----------     ----------    -----------

       Net revenues                $ 3,837,000    $ 2,504,000    $ 6,841,000
                                   ===========    ===========    ===========


During the fiscal year ended January 31, 2001, we made the strategic decision to de-emphasize retail securities brokerage activity (see Changes in Corporate Composition and Discontinued Operations). Results of GKN Securities Corp. ("GKN") and Shochet Holding Corp. ("Shochet") are considered Discontinued Operations in the financial statements for fiscal 2002, 2001 and 2000. EarlyBirdCapital has assumed some of the accounts and brokers from GKN and Shochet.

Changes in Corporate Composition and Discontinued Operations

GKN

During the fiscal year ended January 31, 2001, we made the strategic decision to de-emphasize retail securities brokerage activity. Accordingly, we arranged to transfer our full service retail brokerage accounts at GKN to other broker/dealers, who in turn hired the GKN brokers. These broker/dealer firms are compensating GKN under arrangements discussed in footnote 3 to our consolidated financial statements in our Form 10-K for the fiscal year ended January 31, 2002.

During August 2001, GKN ceased operations of its Structured Finance Department. The financial impact of this action was insignificant to the Company.

On September 10, 2001, GKN filed a Form BDW with the NASD and SEC. By filing the Form, GKN gave notice that it was withdrawing from the securities business and returning its license to the regulatory authorities. The final withdrawal received approval of all necessary regulatory authorities.

Shochet

In December 2000, the Company's Board approved a plan to dispose of its 53.5% interest in Shochet, whose principal operation, SSI Securities, Inc. ("SSI") (previously known as Shochet Securities, Inc.), provided discount retail brokerage services in South Florida.

On August 1, 2001 Shochet announced that SSI had signed a definitive agreement to transfer substantially all of its brokers, accounts and operating assets to another broker/dealer, BlueStone Capital Corp. ("BlueStone"). This transaction closed on August 31, 2001. As part of the transaction the name "Shochet Securities" was sold to BlueStone and Shochet Securities changed its name to SSI Securities, Inc. On November 7, 2001 BlueStone announced that it had sold substantially all of its operating assets to another independent broker/dealer, Sands Brothers & Co., Ltd. ("Sands"). See footnote 3. As a result of the sale of SSI, Shochet became a public shell.

On December 20, 2001, SSI filed a Form BDW with the NASD and SEC. By filing the Form, SSI gave notice that it was withdrawing from the securities business and returning its license to the regulatory authorities. The final withdrawal received approval of both the NASD and the SEC.

On March 12, 2002 we announced that we had entered into an agreement to sell most of our interest in Shochet to Sutter Opportunity Fund 2 LLC. This transaction closed on March 28, 2002. See footnote 16.

EarlyBirdCapital

In July 2000, EarlyBirdCapital acquired the assets of Angeltips.com, a company involved in attracting angel investors to early-stage companies. EarlyBird issued 1,129,623 shares of its common stock and $1,018,000 in cash for the assets. This transaction was subsequently renegotiated and 782,940 of the shares issued were recaptured. Angeltips.com was subsequently closed down. As part of the renegotiation of the transaction and the close down, EarlyBirdCapital recognized a loss of $1,363,000 in fiscal 2001.

In October 2001, EarlyBird.com sold its ownership interest in EBCapital (Europe) AG to its managing director. This transaction is discussed in footnote 3 to the consolidated financial statements of this document.

Other Business

In fiscal 2000, we sold our Institutional and Research divisions.

In the first quarter of fiscal 2002, we established the StreetWide Asset Recovery Group ("StreetWide"). StreetWide is engaged by broker/dealers and other financial institutions to collect debt due to them from prior broker employees or from customers. The broker debts are generated through brokers reneging on employment contracts or brokers generating other losses due to their respective firms. The customer debt is usually generated through unsecured margin loans on which the customers have refused to repay the firms.

StreetWide pursues the collection of these debts through the NASD Arbitration process, or through direct negotiation with the obligor. StreetWide currently employs two individuals. As of January 31, 2002, StreetWide had 13 customers under contract. For the year ended January 31, 2002, StreetWide generated $116,000 of operating revenue.

StreetWide anticipates future growth through the solicitation of additional broker/dealers and clearing firms as customers.

GKN, Shochet, SSI and the Institutional and Research divisions are considered discontinued operations for the financial statements for the fiscal years ended January 31, 2001 and 2000. Certain revenue and expense amounts in prior years have been reclassified to reflect the impact of the discontinued operations, as well as certain balance sheet items. Each transaction described herein is discussed in footnote 3 or 16 to the consolidated financial statements of this document.

Our operations in fiscal 2002 and 2001 consumed substantial amounts of cash and have generated significant net losses. We have curtailed or discontinued many of the product lines we previously offered. These matters raise doubt about our ability to continue as a going concern, as cited in Footnote 1 to the consolidated financial statements. We believe that our future success is dependent upon our ability to (i) streamline our operation to reduce costs, and
(ii) generate new sources of revenue. We have begun reducing costs and have expanded into new lines of business. Notwithstanding the foregoing, the Company's cash resources remain constrained and are not sufficient to meet existing contractual obligations and liabilities.

Prior Capital Raising Activities

Shochet

In November 1999, we transferred all our shares of Shochet Securities, our then wholly-owned discount brokerage subsidiary, to a newly formed holding company, Shochet Holding Corp. In March 2000, Shochet completed its initial public offering and raised gross proceeds of $9,405,000 through the sale of 1,045,000 shares of its common stock, which were traded on the Nasdaq Smallcap Market under the symbol "SHOC." As of January 31, 2002 we owned a 56.4% majority of the outstanding stock of Shochet. On March 28, 2002, we closed a transaction whereby we sold all of our interest in Shochet, except for 52,785 shares. See footnote 16.

EarlyBird.com

We offer investment banking services and asset management through our majority-owned holding company EarlyBirdCapital.com Inc. EarlyBirdCapital.com wholly-owns (i) EarlyBirdCapital, Inc., an investment banking broker-dealer,
(ii) Dalewood Associates, Inc., the manager and general partner of a private investment fund, and (iii) EarlyBirdCapital Management Limited, the investment advisor to an offshore investment company. In February 2000, we raised approximately $11,000,000 in gross proceeds for EarlyBirdCapital.com Inc. through the sale of preferred stock. As of January 31, 2002 we owned 64.5% of EarlyBirdCapital.com.


Brokerage and Distribution

Although we have transferred the retail brokerage businesses of GKN and SSI, (which are considered discontinued operations), we still realize revenues from commissions, reflecting EarlyBird's assumption of certain GKN accounts and brokers, and overrides to GKN from other broker/dealers. We charge commissions to our individual and institutional clients for executing buy and sell orders of securities on national and regional exchanges and in the over-the-counter markets. During fiscal 2002, our brokerage business generated $1,297,000 in securities commissions. As of March 31, 2002, EarlyBird had 3,500 customer accounts, representing $58.5 million of customer assets.


Investment Banking Division

Our company has been involved in the investment banking business in excess of ten years. In February 2000, we broadened our investment banking business and established the operations of EarlyBirdCapital, Inc. EarlyBirdCapital, Inc. provides client-companies with advisory services and access to capital, and institutions and accredited investors with readily accessible investment opportunities. EarlyBirdCapital, Inc. engages in the business of financing early stage, emerging-growth companies through the sale of their equity securities to investors in private offerings conducted through conventional methods. During fiscal 2002, EarlyBirdCapital recorded revenues of $2,639,000 and losses of ($1,703,000), partially reflecting the current business environment for private placements. EarlyBirdCapital raised $21,464,000 of capital for companies through five private placements during fiscal 2002.

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

Asset Management Division

We entered the merchant banking and asset management business in 1996 with the acquisition of Dalewood Associates, Inc. Dalewood is the managing partner of Dalewood Associates L.P., a private investment partnership that makes investments in certain carefully selected companies and provides them with financing to advance their business to the next stage of their development. At December 31, 2001, Dalewood Associates L.P. had total assets of approximately $18 million, of which $9 million was invested in nine industry sectors.

As general partner of Dalewood Associates, LP, Dalewood Associates, Inc., is entitled to an annual management fee based on the assets of the limited partnership and an incentive fee based on the performance of the fund each year. Through our limited partnership ownership position in Dalewood, we also record equity in Dalewood's earnings. The fee revenues generated by Dalewood Associates, Inc. for fiscal 2002 were $328,000, versus $827,000 in fiscal 2001. During fiscal 2002 Dalewood recognized a write-down of its assets of 43%.

In fiscal 2001, EarlyBirdCapital.com established an offshore investment manager, EarlyBirdCapital Management Limited ("EBCM"). EBCM was responsible for managing the assets of Dalewood 2 Private Technology Limited during fiscal 2002. During fiscal 2002, EBCM was entitled to an annual management fee based on the assets of Dalewood 2 and an incentive fee based on the performance of Dalewood 2 each year. As of January 31, 2002, Dalewood 2 had total assets of approximately $6.0 million. During fiscal 2002 Dalewood 2 recognized a write-down of 22%. The revenues generated by EBCM for fiscal 2002 were $422,000.


StreetWide Asset Recovery Group

In the first quarter of fiscal 2002, we established the StreetWide Asset Recovery Group ("StreetWide"). StreetWide is engaged by broker/dealers and other financial institutions to collect debt due to them from former employees or from customers. The broker debts are generated through brokers reneging on employment contracts or brokers generating other losses due to their respective firms. The customer debt is usually generated through unsecured margin loans on which the customers have refused to repay the firms.

StreetWide pursues the collection of these debts through the NASD Arbitration process, or through direct negotiation with the obligor. StreetWide currently employs two individuals. As of January 31, 2002, StreetWide had 13 customers under contract. For the twelve months ended January 31, 2002, StreetWide generated $116,000 of operating revenue.

StreetWide anticipates future growth through the solicitation of additional broker/dealers and clearing firms as customers.

Principal Transactions

In connection with our investment banking activities of raising capital and providing advisory services for client companies, we typically receive warrants, which entitle us to purchase securities of these client companies. These warrants, which are held in our investment account, vary in value based upon the market prices of the underlying securities. Warrants are usually exercisable for four years beginning one year after issuance and are valued by management based on a significant discount to the current market values of the underlying securities. At January 31, 2002 we owned warrants to purchase securities of 15 companies for which we have performed investment-banking services. These warrants had an underlying market value of $245,000 as of January 31, 2002, of which we recognized $122,000 in value or 50%. Accordingly, during fiscal 2002, we recognized total gains of $122,000 on the investment account warrants.

Clearing Broker

We do not hold any funds or securities of our securities brokerage customers. EarlyBirdCapital uses the services of BNY Clearing Services LLC as its clearing agent on a fully disclosed basis. BNY Clearing Services processes all securities transactions and maintains customer accounts on a fee basis. Customer accounts are protected through the Securities Investor Protection Corporation for up to $500,000 per account, of which coverage for cash balances is limited to $100,000. Additional protection of up to $49.5 million per account is provided by BNY Clearing Services. Pursuant to the terms of our agreement with our clearing broker, we have agreed to indemnify and hold our clearing broker harmless from certain liabilities and claims, including claims arising from transactions of our customers. The services of BNY Clearing Services include billing, credit control, receipt, and custody and delivery of securities. BNY Clearing Services provides operational support necessary to process, record, and maintain securities transactions for our brokerage and distribution activities. BNY Clearing Services provides these services to us and our customers at a total cost which is less than it would cost us to process such transactions on our own.

BNY Clearing Services lends funds to our customers through the use of margin credit. These loans are made to customers on a secured basis, with BNY Clearing Services maintaining collateral in the form of saleable securities, cash or cash equivalents. Under the terms of the clearing agreement, the brokerage subsidiaries indemnify BNY Clearing Services for any loss on these credit arrangements. At April 25, 2002, EarlyBird had approximately $1.0 million of margin credit outstanding to our customers through BNY Clearing Services.

Government Regulation

The securities industry in the United States is subject to extensive and frequently changing federal and state laws and substantial regulation under such laws by the SEC and various state agencies and self-regulatory organizations, such as the NASD. EarlyBirdCapital, Inc. is a registered broker-dealer with the SEC and is a member firm of the NASD. Much of the regulation of broker-dealers has been delegated to self-regulatory organizations, principally NASD Regulation, Inc., NASDR, the regulatory arm of the NASD, which has been designated by the SEC as EarlyBirdCapital, Inc.'s primary regulator. NASDR adopts rules, which are subject to approval by the SEC, that govern its members and conducts periodic examinations of member firms' operations. Securities firms are also subject to regulation by state securities administrators in those states in which they conduct business. EarlyBirdCapital, Inc. is registered as a broker-dealer in 46 states and the District of Columbia.

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

EarlyBirdCapital, Inc. has elected to compute its net capital under the standard aggregate indebtedness method permitted by regulatory rules, which requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15-to-1. At January 31, 2002, EarlyBirdCapital, Inc. had net capital and a net capital requirement of $366,000 and $100,000, respectively; its ratio of aggregate indebtedness to net capital was 0.54 to 1.

Failure to maintain the required net capital may subject a firm to suspension or expulsion by the NASD, the SEC and other regulatory bodies and ultimately may require its liquidation. The net capital rule also prohibits payments of dividends, redemption of stock and the prepayment or payment in respect of principal of subordinated indebtedness if net capital, after giving effect to the payment, redemption or repayment, would be less than specified percentage of the minimum net capital requirement. Compliance with the net capital rule could limit those operations of our brokerage subsidiaries that require the intensive use of capital, such as underwriting and trading activities, and also could restrict our ability to withdraw capital from our operating subsidiary, which in turn, could limit our ability to pay dividends, repay debt and redeem or purchase shares of our outstanding capital stock.

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

Trademarks

We have filed for tradename protection regarding the name EarlyBirdCapital. This application was denied. We have been advised by the United States Patent and Trademark Office, and by an unaffiliated third party, that such third party also has claimed the name and has been granted the trademark. We have filed a Petition for Cancellation with the United States Patent and Trademark Office concerning the tradename that has been issued. This Petition is pending. We intend to enforce our rights to the name EarlyBirdCapital. There is no assurance that we will be successful in doing so. If we are forced to cease using the name, we will incur additional expense to change the name and to establish good will with respect to the new name.

Employees

At March 31, 2002, we had a total of 31 full-time employees and one part-time employee in continuing operations, including five registered representatives. We consider our relationship with our employees to be good.


ITEM 2.  PROPERTIES

Our principal executive office is located at One State Street Plaza, New York, New York, a facility with approximately 24,000 square feet under leases between GKN and One State Street, expiring in January 2013.


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

The Company's broker-dealer subsidiaries (existing and discontinued) are involved in various other legal proceedings arising from its securities activities. GKN held a $1.5 million book reserve for such legal matters at January 31, 2002. GKN may not have sufficient cash balances to cover these potential liabilities.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 2002.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

Market Information

Our common stock has traded on the NASD OTC Bulletin Board under the symbol FFGI since May 1, 2001. Prior to May 1, 2001, it was traded on the Nasdaq National Market. The following table sets forth the high and low sales prices for our common stock as reported by the NASD OTC Bulletin Board or Nasdaq for each quarterly period ending January 31, 2002 for the last two fiscal years:

                                                    High             Low
                                                   ------           ------
Fiscal 2002
         First Quarter                             $ 0.53           $ 0.19
         Second Quarter                            $ 0.31           $ 0.20
         Third Quarter                             $ 0.38           $ 0.17
         Fourth Quarter                            $ 0.32           $ 0.04
Fiscal 2001
         First Quarter                             $ 7.63           $ 2.19
         Second Quarter                            $ 2.87           $ 1.25
         Third Quarter                             $ 1.75           $ 0.59
         Fourth Quarter                            $ 0.78           $ 0.25


On May 24, 2002, the last sale price of the Common Stock as reported by the NASD OTC Bulletin Board was $0.03.

Holders of Common Stock

On May 24, 2002, there were approximately 80 holders of record of our common stock. We believe there are in excess of 700 beneficial owners of our common stock.

Dividends

To date, we have not paid any dividends on our common stock. The payment of dividends, if any, in the future is within the discretion of our Board of Directors and will depend upon our earnings, our capital requirements and financial condition, and other relevant factors. Our ability to pay dividends in the future also may be restricted by our brokerage subsidiary's obligations to comply with the net capital requirements imposed on broker-dealers by the SEC and the NASD. We do not intend to declare any dividends in the foreseeable future, but instead intend to retain all earnings for use in our business.

Sales of Unregistered Securities

There were no unregistered securities issued by us during fiscal 2002, which have not been previously reported in our fiscal 2002 reports.

ITEM 6.  SELECTED FINANCIAL DATA

The following table summarizes five years of consolidated financial data of the Company (in thousands, except per share amounts and other data):


                                                            Year ended January 31,
                                       ----------------------------------------------------------------
                                          2002        2001         2000        1999        1998(2)
                                       ----------  ----------   ---------- ----------     ----------
Income Statement Data (1):
Total revenues from continuing
   operations                           $   3,837     $  2,738   $  10,510  $   4,005        n/m
Total expenses from continuing
   operations                           $   9,193     $ 14,004   $   1,554  $   2,010        n/m
Income (loss) before income taxes       $  (6,266)    $(11,266)  $   8,956  $   1,995        n/m
Income (loss) from continuing
   operations                           $  (6,300)    $ (5,865)  $   4,695  $   1,264        n/m
Income (loss) from discontinued
   operations                           $  (4,066)    $(14,116)  $     160  $  (8,647)    $  (6,513)
Loss from disposal of
   discontinued operations              $     -       $    -     $  (1,253) $     -       $     -
Net income (loss)                       $ (10,366)    $(19,981)  $   4,855  $  (7,383)    $  (6,513)
Basic earnings (loss)
   per common share
    From continuing operations          $   (0.71)    $  (0.66)  $    0.55  $    0.15     $     -
    From discontinued operations        $   (0.46)    $  (1.60)  $    0.02  $   (1.05)    $   (0.80)
    Net earnings (loss)                 $   (1.17)    $  (2.26)  $    0.57  $   (0.90)    $   (0.80)
Diluted earnings (loss)
   per common share
    From continuing operations          $   (0.71)    $  (0.66)   $   0.54  $    0.15     $     -
    From discontinued operations        $   (0.46)    $  (1.60)   $   0.02  $   (1.05)    $   (0.80)
    Net earnings (loss)                 $   (1.17)    $  (2.26)   $   0.56  $   (0.90)    $   (0.80)
Weighted average shares
   outstanding - basic                      8,885        8,842       8,580      8,207         8,114
Weighted average shares
   outstanding - diluted                    8,885        8,842       8,690      8,207         8,114
Balance Sheet Data (1):
Total assets                            $   6,460     $ 19,738    $ 31,934  $  23,407        n/m
Total liabilities (excluding
   Subordinated debt)                   $   2,697     $  5,760    $  4,669  $   1,045        n/m
Subordinated debt                       $     -       $    -      $    314  $     408        n/m
Stockholders' equity                    $   3,763     $ 13,978    $ 26,951  $  21,954     $  27,621
Other Data (1):
Ratio of assets to stockholders'
   Equity                                    1.72         1.41        1.18       1.07        n/m
Return on average equity                  (116.9%)      (97.6%)      19.8%     (29.8%)       (19.9%)
Pre-tax return on average equity          (116.5%)      (55.0%)      36.6%      (8.0%)       (30.4%)
Book value per share                    $    0.42     $   1.61    $   3.12  $    2.61     $    3.41


n/m  -   Not meaningful

(1) Prior years' financial data has been reclassified to conform to the current year presentation.

(2) Substantially all operations in fiscal 1998 have been subsequently discontinued.

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

Changes in Corporate Composition and Discontinued Operations

GKN Securities

During the fiscal year ended January 31, 2001, we made the strategic decision to de-emphasize retail securities brokerage activity. Accordingly, we arranged to transfer our full service retail brokerage accounts at GKN to a series of broker/dealers, who in turn hired the GKN brokers. These broker/dealer firms are compensating GKN under arrangements discussed in footnote 3 to our consolidated financial statements in our Form 10-K for the fiscal year ended January 31, 2002.

During August 2001, GKN ceased operations of its Structured Finance Department. The financial impact of this action was insignificant to the Company.

On September 10, 2001, GKN filed a Form BDW with the NASD and SEC. By filing the Form, GKN gave notice that it was withdrawing from the securities business and returning its license to the regulatory authorities. The final withdrawal received approval of all necessary regulatory authorities.

Shochet Holding Corp.

In December 2000, the Company's Board approved a plan to dispose of its 53.5% interest in Shochet, whose principal operation, SSI Securities, Inc. ("SSI") (previously known as Shochet Securities, Inc.), provided discount retail brokerage services in South Florida.

On August 1, 2001 Shochet announced that SSI had signed a definitive agreement to transfer substantially all of its brokers, accounts and operating assets to another broker/dealer, BlueStone Capital Corp. ("BlueStone"). This transaction closed on August 31, 2001. As part of the transaction the name "Shochet Securities" was sold to BlueStone and Shochet Securities changed its name to SSI Securities, Inc. On November 7, 2001 BlueStone announced that it had sold substantially all of its operating assets to another independent broker/dealer, Sands Brothers & Co., Ltd. ("Sands"). See footnote 3. As a result of the sale of SSI, Shochet became a public shell.

On December 20, 2001, SSI filed a Form BDW with the NASD and SEC. By filing the Form, SSI gave notice that it was withdrawing from the securities business and returning its license to the regulatory authorities. The final withdrawal received approval of both the NASD and the SEC.

On March 12, 2002 we announced that we had entered into an agreement to sell most of our interest in Shochet to Sutter Opportunity Fund 2 LLC. This transaction closed on March 28, 2002. See footnote 16.

EarlyBirdCapital

In July 2000, EarlyBirdCapital acquired the assets of Angeltips.com, a company involved in attracting angel investors to early-stage companies. EarlyBird issued 1,129,623 shares of its common stock and $1,018,000 in cash for the assets. This transaction was subsequently renegotiated and 782,940 of the shares issued were recaptured. Angeltips.com was subsequently closed down. As part of the renegotiation of the transaction and the close down, EarlyBirdCapital recognized a loss of $1,363,000 in fiscal 2001.

In October 2001, EarlyBirdCapital.com sold its ownership interest in EBCapital (Europe) AG to its managing director. This transaction is discussed in footnote 3 to the consolidated financial statements of this document.

Other Business

In fiscal 2000, we sold our Institutional and Research divisions.

In the first quarter of fiscal 2002, we established the StreetWide Asset Recovery Group ("StreetWide"). StreetWide is engaged by broker/dealers and other financial institutions to collect debt due to them from prior broker employees or from customers. The broker debts are generated through brokers reneging on employment contracts or brokers generating other losses due to their respective firms. The customer debt is usually generated through unsecured margin loans on which the customers have refused to repay the firms.

StreetWide pursues the collection of these debts through the NASD Arbitration process, or through direct negotiation with the obligor. StreetWide currently employs two individuals. As of January 31, 2002, StreetWide had 13 customers under contract. For the year ended January 31, 2002, StreetWide generated $116,000 of operating revenue.

StreetWide anticipates future growth through the solicitation of additional broker/dealers and clearing firms as customers.

GKN, Shochet, SSI and the Institutional and Research divisions are considered discontinued operations for the financial statements for the fiscal years ended January 31, 2001 and 2000. Certain revenue and expense amounts in prior years have been reclassified to reflect the impact of the discontinued operations, as well as certain balance sheet items. Each transaction described herein is discussed in footnote 3 or 16 to the consolidated financial statements of this document.

Our operations in fiscal 2002 and 2001 consumed substantial amounts of cash and have generated significant net losses. We have curtailed or discontinued many of the product lines we previously offered. These matters raise doubt about our ability to continue as a going concern, as cited in Footnote 1 to the consolidated financial statements. We believe that our future success is dependent upon our ability to (i) streamline our operation to reduce costs, and
(ii) generate new sources of revenue. We have begun reducing costs and have expanded into new lines of business. Notwithstanding the foregoing, the Company's cash resources remain constrained and are not sufficient to meet existing contractual obligations and liabilities.


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

Results of Operations

Year Ended January 31, 2002 vs. Year Ended January 31, 2001

The Company experienced losses from both continuing and discontinued operations for the years ended January 31, 2002 and January 31, 2001, as shown below:

                                        Year Ended                Year Ended
                                     January 31, 2002           January 31,2001

Income (loss) from
      continuing operations           $   (6,300,000)            $  (5,865,000)
      discontinued operations             (4,066,000)              (14,116,000)
                                      --------------             -------------
      net income (loss)               $  (10,366,000)            $ (19,981,000)
                                      --------------             -------------

Basic earnings (loss) per share
      from continuing operations      $        (0.71)            $       (0.66)
      from discontinued operations             (0.46)                    (1.60)
                                      --------------             -------------
      net income (loss)               $        (1.17)            $       (2.26)
                                      --------------             -------------

Diluted earnings (loss) per share
      from continuing operations      $        (0.71)            $       (0.66)
      from discontinued operations             (0.46)                    (1.60)
                                      --------------             -------------
      net income (loss)               $        (1.17)            $       (2.26)
                                      --------------             -------------

The loss from continuing operations increased by $435,000, caused by a $1,333,000 increase in revenues, a $4,811,000 decrease in expenses, a $1,989,000 decrease in equity in earnings of an unconsolidated affiliate and a $3,020,000 decrease in the income tax benefit generated by the losses. These were partially offset by the recognition of the minority interest's portion of the loss from continuing operations of $1,066,000. Additionally, the Company recognized a loss of $221,000 on the sale of a subsidiary. Revenues increased primarily due to commissions generated through securities brokerage and a decrease in the loss on principal transactions. Expenses decreased due to substantial reductions in compensation and benefits expense, business development expenses and other expenses. The Company also experienced a writedown on its investment in Angeltips of $1,363,000 in fiscal 2001. Equity in earnings of an unconsolidated affiliate decreased by $1,989,000 in relation to the performance of Dalewood Associates, LP.

Losses from discontinued operations are discussed below in "Discontinued Operations."

Revenues

Total revenues from continuing operations increased to $3,837,000 for the fiscal year, from $2,504,000 in the prior year, reflecting new revenues generated from securities brokerage commissions and a significant decrease in the loss on principal transactions.

Commission revenues contributed $1,297,000 to revenues in fiscal 2002, versus no contribution from commission revenues in fiscal 2001. The new commission revenues reflect the start-up of a private client group with registered representatives transferred from GKN and an institutional sales group at EarlyBirdCapital.

Investment banking revenues decreased to $1,545,000, from $1,741,000, an 11% decrease. All of these revenues were generated at EarlyBird. In fiscal 2002 EarlyBird raised $21.5 million of capital for corporate clients through five private placements. During fiscal 2001 EarlyBird raised $24.3 million of capital for corporate clients through five private placements.

Revenues from principal transactions reflected a loss of ($65,000), versus a loss of ($1,811,000) in the prior year. The loss in fiscal 2001 reflected markdowns on securities held in Firebrand Financial's investment account.

Asset management activities generated fees of $415,000 in fiscal 2002, versus $593,000 in fiscal 2001. Our unconsolidated affiliate, Dalewood Associates LP, experienced a loss during fiscal 2002; hence, no performance fees were earned during the current year. $228,000 of performance fees were recognized in fiscal 2001.

Interest income was $210,000 for the twelve months ended January 31, 2002, versus $468,000 for the comparable period. The 55% decrease was the result of lower investable cash balances and lower interest rates.

Other revenues decreased to $435,000 in fiscal 2002, compared to $1,513,000 in the prior year. Fiscal 2001 benefited from a favorable litigation settlement, as well as contributions from assorted investment interests.

Expenses

Total expenses from continuing operations for fiscal 2002 were $9,193,000, versus $14,004,000 for fiscal 2001. The 34% decrease was primarily caused by decreases in compensation, business development and other expenses. In fiscal 2001 the Company also incurred a one-time write-down on EarlyBird's investment in Angeltips.com.

Compensation and benefit expense decreased to $4,809,000, from $5,977,000. The 20% decrease was attributable to decreased headcounts at EarlyBird and Firebrand Financial.

Occupancy & equipment expense increased to $1,497,000 from $1,110,000, reflecting increased lease costs at EarlyBird and the write-off of certain fixed assets.

Communication expenses increased 143% to $353,000. This increase was directly attributable to the introduction of the private client services group and the institutional sales group.

Brokerage, clearing and exchange fees were $424,000 compared to a nominal amount in the prior year. This increase was directly attributable to the introduction of the private client services group and the institutional sales group.

Professional fees decreased slightly to $1,191,000 from $1,242,000, or 4%. The decrease was the result of decreased usage of professional service providers at EarlyBird.

Business development expense decreased from $2,394,000 to $288,000, or 88%. In fiscal 2001 there were significant promotional and web site development efforts directed toward establishing the EarlyBird brand name.

The write-off of EarlyBird's investment in Angeltips resulted in a $1,363,000 charge in fiscal 2001.

Other expenses decreased to $631,000 from $1,802,000, a decrease of 65%. The large amount in fiscal 2001 was primarily due to the write-off of EarlyBird's website development expenses and certain deferred expenses related to discontinued operations.

Equity in earnings of unconsolidated affiliates

Firebrand Financial, our parent company, and Dalewood Associates, Inc., a subsidiary of EarlyBirdCapital.com Inc., have investments in Dalewood Associates, LP. In aggregate they owned 17% of the partnership at January 31, 2002. We treat Dalewood Associates, LP as an unconsolidated affiliate for accounting purposes. During fiscal 2002 Dalewood Associates, LP's portfolio experienced a decline of 43%, versus a gain of 6% in fiscal 2001. The loss of $1,755,000 reflects the decrease in the value of our ownership interests in Dalewood Associates, LP.

Income taxes

For the year ended January 31, 2002, in continuing operations, an income tax provision of $34,000 was recorded, compared to a tax benefit of 2,986,000 in the prior year.

Discontinued operations

During the fiscal year ended January 31, 2001, we made the strategic decision to de-emphasize retail securities brokerage activity. Accordingly, we arranged to transfer our full service retail brokerage accounts at GKN Securities to a series of broker/dealers, who in turn hired the GKN brokers. Further, in December 2000, our Board approved a plan to sell its 53.5% majority stake in Shochet Holding, whose primary activity was discount retail brokerage in South Florida through SSI. See footnotes 3 and 16 to the consolidated financial statements for a discussion of the sale of certain assets by Shochet. In October 2001, EarlyBirdCapital.com sold its ownership interest in EBCapital (Europe) AG. See footnote 3 to the consolidated financial statements for a discussion of this transaction. Finally, in March 2002 we sold most of our remaining interest in Shochet Holding to Sutter Opportunity Fund 2. See footnote 16 to the consolidated financial statements for a discussion of this transaction.

GKN and SSI are considered discontinued operations for the financial statements of the years ended January 31, 2002 and 2001. Certain revenue and expense amounts in prior years have been reclassified to reflect the impact of the discontinued operations, as well as certain balance sheet items.

For the year ended January 31, 2002, GKN incurred losses of $3,993,000, compared to losses of $12,471,000 in the prior year. The current year loss reflects additional rent, equipment rentals, the buy-out of certain operating leases and equipment write-offs, as well as additional legal costs related to existing litigation and customer arbitrations. The prior year loss was the result of the ongoing operations of GKN.

Due to the current year loss, GKN has a deficit equity balance. Firebrand Financial guarantees certain GKN operating leases. As a result, Firebrand Financial has recognized GKN's deficit as additional operating losses and will continue to do so to the extent of its guarantees. In March 2002 we terminated these operating leases and removed any remaining potential liability to Firebrand Financial. See footnote 16 to the consolidated financial statements for a discussion of this transaction.

Shochet incurred a loss of $5,947,000 during the year ended January 31, 2002. At January 31, 2001, the Company's remaining investment in Shochet was $73,000. During the first quarter of fiscal 2002, the Company recognized its portion of Shochet's net loss to the extent of its remaining investment. The Company has not recognized any loss related to Shochet since the first quarter of fiscal 2002. For the year ended January 31, 2001 we recognized losses related to Shochet of $1,645,000.

On the sale of EBCapital (Europe) we incurred a loss of $221,000, primarily due to the recognition of the write-off of deferred compensation payments made to the managing director.

Weighted average common shares outstanding

The average numbers of common shares and common stock equivalents used in the computation of basic and diluted earnings per share were 8,885,223 for fiscal 2002, as compared to 8,842,378 in fiscal 2001.


Year Ended January 31, 2001 vs. Year Ended January 31, 2000

The Company experienced losses from both continuing and discontinued operations for the years ended January 31, 2001 and January 31, 2000, as shown below:

                                         Year Ended               Year Ended
                                      January 31, 2001         January 31, 2000
                                      ----------------         ----------------

Income (loss) from
      continuing operations            $   (5,865,000)          $   4,695,000
      discontinued operations             (14,116,000)                160,000
                                       --------------           -------------
      net income (loss)                $  (19,981,900)          $   4,855,000
                                       --------------           -------------

Basic earnings (loss) per share
      from continuing operations       $        (0.66)          $        0.55
      from discontinued operations              (1.60)                   0.02
                                       --------------           -------------
     net income (loss)                 $        (2.26)          $        0.57
                                       --------------           -------------

Diluted earnings (loss) per share
      from continuing operations       $        (0.66)          $        0.54
      from discontinued operations              (1.60)                   0.02
                                       --------------           -------------
     net income (loss)                 $        (2.26)          $        0.56
                                       --------------           -------------

Income(loss) from continuing operations decreased by $10,560,000, caused by a $4,337,000 decrease in revenues, a $12,450,000 increase in expenses, and a $3,435,000 decrease in equity in earnings of an unconsolidated affiliate. These were partially offset by the recognition of the minority interest's portion of the loss from continuing operations of $2,415,000. Revenues decreased primarily due to significant decreases in revenues generated from asset management activities and a loss on principal transactions. Expenses increased as a direct result of the start-up of full-scale operations at EarlyBird and the development of staff at the parent company level. Equity in earnings of an unconsolidated affiliate decreased in relation to the performance of Dalewood Associates, LP.

Revenues

Total revenues from continuing operations decreased to $2,504,000 for the fiscal year, from $6,841,000 in the prior year reflecting significant decreases in revenues generated from asset management activities and a loss on principal transactions, versus a profit in the year-earlier period.

Commission revenues made no contribution, whereas $699,000 were recorded in fiscal 2000 from European operations.

Asset management activities generated fees of $593,000, versus $3,264,000, reflecting far less favorable investment results at Dalewood Associates LP.

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

Equity in earnings of unconsolidated affiliates

Firebrand Financial, our parent company, and Dalewood Associates, Inc., a subsidiary of EarlyBirdCapital.com Inc., have investments in Dalewood Associates, LP. In aggregate they owned 15% of the partnership at January 31, 2001. We treat Dalewood Associates, LP as an unconsolidated affiliate for accounting purposes. During fiscal 2001 Dalewood Associates, LP's portfolio experienced a gain of 6%, versus a gain of 223% in fiscal 2000. Additionally, effective December 31, 2000, Firebrand Financial redeemed $2.0 million of its investment in Dalewood Associates, LP.

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

Liquidity and Capital Resources

Approximately 36% of assets at January 31, 2002 were highly liquid, consisting primarily of cash and cash equivalents, securities inventories and receivables from other broker-dealers. Additionally, approximately 45% of our assets is an investment in Dalewood Associates LP, which we believe we could liquidate at a discount, if necessary. A relatively small percentage of our total assets are fixed. At January 31, 2002, we held $320,000 of net liabilities for discontinued operations, for which we have continued financial exposure.

Our brokerage subsidiary, EarlyBirdCapital, Inc., is subject to the net capital rules of the NASD and SEC. As such, we are subject to certain restrictions on the use of capital. EarlyBird's net capital position as of January 31, 2002 was $366,000, which was $266,000 in excess of its net capital requirement.

In conjunction with our corporate headquarters relocation in New York in fiscal 1998, we significantly upgraded our technological infrastructure. The combined costs of the move and the technological investment were financed through a series of operating leases. These equipment leases totaled $4.8 million. As security for these leases, we arranged for a standby letter of credit. As collateral for the standby letter of credit, we had placed $2.5 million in a restricted cash escrow account with the provider. In May 2001, the company bought out part of this lease through a payment of $1,819,000 to acquire the furniture and fixtures; as a result, the letter of credit and accompanying restricted cash escrow account was reduced to $955,000. In March 2002, the Company bought out the remaining portion of this lease through a payment of $477,000 to acquire certain computer and telecommunications equipment; as a result, the letter of credit was terminated and the restriction of the remaining cash escrow account was lifted.

Our subsidiaries have also raised capital through the sale of their securities. In February 2000, EarlyBirdCapital.com, Inc., our majority owned subsidiary which wholly-owns Dalewood Associates, Inc. and EarlyBirdCapital, Inc., raised approximately $11 million in gross proceeds through the sale of its preferred stock to a combination of venture capital sources and individual investors. In March 2000, Shochet Holding Corp. completed its initial public offering raising $9,405,000 of gross proceeds.

Our overall capital and funding needs are continually reviewed to ensure that our capital base can support the estimated needs of its business units. These reviews take into account business needs as well as regulatory capital requirements of the subsidiaries. Our present level of revenues are not covering expenses. Our current level of revenues are not covering expenses. At present, there is doubt about the Company's ability to continue as a going concern. Management believes that the Company's future success is dependent upon its ability to (i) streamline its operations to reduce costs and (ii) generate new sources of revenue. The Company has begun reducing costs and has expanded into new lines of business. Notwithstanding the foregoing, the Company's cash resources remain constrained and are not sufficient to meet existing contractual obligations and liabilities.

We have recognized book reserves to cover exposures related to arbitrations and legal matters concerning our subsidiary GKN. GKN also has continued liability on its real property lease to its landlord at One State Street Plaza in New York City. GKN can not satisfy these liabilities with operating income and does not have sufficient cash balances to cover them. There is no assurance of any future financing.

Consolidated Contractual Obligations and Lease Commitments

The table below summarizes information about our consolidated contractual obligations as of January 31, 2002 and the effects these obligations are expected to have on our consolidated liquidity and cash flow in future years. This table does not include any projected payment amounts related to GKN's potential exposure to arbitrations and other legal matters.

                                                              Payments due by Period
                              Total         Less than 1       1 - 2            2 - 3        3 - 4          After 4
                                               year           years            years        years          years
                                           --------------------------------------------------------------------------

Operating lease
obligations                $13,318,000      $1,009,000        $1,041,000       $1,075,000   $1,159,000     $9,034,000


Critical Accounting Policies

An understanding of our accounting policies is necessary for a complete analysis of our results, financial position, liquidity and trends. We focus your attention on the following:

Asset Management Fees: We recognized both management fees and performance fees related to our management of both Dalewood Associates, LP and Dalewood 2. These fees are directly related to the amount of assets under management and the performance of the investments in which the assets are invested. We recognize the management fees semi-annually as earned. We recognize an estimate of performance fees at mid-year and actual performance fees earned at year-end. The amount of performance fees and their estimates can vary greatly from period to period.

Income Taxes: Our effective tax rate and the tax bases of our assets and liabilities reflect our best estimate of the ultimate outcome of tax audits. Valuation allowances are established where expected future taxable income does not support the realization of the deferred tax assets. We currently recognize a valuation reserve to the full extent of any deferred tax asset.

Discontinued Operations: Upon the decision to dispose of or terminate a material business operation we account for the results of that operation as a discontinued operation. Any expected future operating loss of the operation and any expected loss on the disposition or termination of the business are recognized at the time the decision is made. Management's best estimate of the future losses are utilized in recognizing expected losses. Actual results may differ materially from management's estimates. Where a discontinued operations' expected losses exceed our investment in the separate subsidiary we recognize the expected losses only to the extent of our investment, or if we have outstanding guarantees of that subsidiary's liabilities, to the extent of such guarantees.

Minority Interest: We have raised capital from outside investors for certain of our operating subsidiaries. As a result, we do not own 100% of these subsidiaries, thereby creating a minority interest in the operation. The minority interest recognizes its proportion of any income or loss of the subsidiary. This acts to decrease our income or decrease our loss, depending upon the operating results.

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

In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001, and the provisions of SFAS No. 142 are effective for all fiscal years beginning after December 15, 2001. These statements will not have a significant impact on our financial position or results of operations.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                   Index to Consolidated Financial Statements


                                                                     Page
                                                                     ----
Consolidated Statements of Financial Condition                         25

Consolidated Statements of Operations                                  26

Consolidated Statements of Changes in Stockholders' Equity             27

Consolidated Statements of Cash Flows                                  28

Notes to Consolidated Financial Statements                             29

                 FIREBRAND FINANCIAL GROUP INC, AND SUBSIDIARIES

                 Consolidated Statements of Financial Condition

                                                                          --------------------------------------------------------
                                  Assets                                       January 31, 2002            January 31, 2001
                                                                          --------------------------------------------------------


 Cash and cash equivalents                                                $  1,955,000               $   5,038,000

 Receivable from broker dealers                                                399,000                     140,000

 Securities owned at market value                                                    -                   2,121,000

 Securities owned, not readily marketable, at fair value                             -                      57,000

 Investment in affiliates                                                    2,894,000                   4,649,000

 Investment in discontinued operations                                               -                   4,358,000

 Investment fees receivable                                                          -                     228,000

 Loans receivable                                                                    -                     355,000

 Office furniture, equipment and leasehold improvements, net                   526,000                     880,000

 Goodwill, net                                                                  26,000                      28,000

 Income taxes receivable                                                        81,000                      79,000

 Other assets                                                                  579,000                   1,805,000
                                                                          ----------------------------------------
         Total Assets                                                     $  6,460,000               $  19,738,000
                                                                          ========================================
                   Liabilities and Stockholders' Equity

 Commissions payable                                                            49,000                           -

 Income taxes payable                                                          615,000                     627,000

 Payable to related parties                                                          -                   2,000,000

 Accrued expenses and other liabilities                                        706,000                   1,060,000

 Liabilities to discontinued operations                                        320,000                           -
                                                                          ----------------------------------------

                                                                             1,690,000                   3,687,000

 Minority interests in net assets of subsidiary                              1,007,000                   2,073,000
                                                                          ----------------------------------------
         Total Liabilities                                                   2,697,000                   5,760,000
                                                                          ----------------------------------------

Common stock ($.0001 par value; 35,000,000 shares authorized;
         9,209,875 shares issued; 8,904,458 and 8,661,118
         shares outstanding, respectively)                                       1,000                       1,000

 Additional paid-in capital                                                 26,355,000                  26,355,000

 Retained earnings                                                         (21,627,000)                (11,261,000)

 Accumulated other comprehensive income (loss)                                 (35,000)                    (22,000)
                                                                          ----------------------------------------

                                                                             4,694,000                  15,073,000
 Less treasury stock, at cost: 305,417 and

          580,662 shares respectively                                         (931,000)                 (1,095,000)
                                                                          ----------------------------------------

         Total Stockholders' Equity                                          3,763,000                  13,978,000
                                                                          ----------------------------------------
         Total Liabilities and Stockholders' Equity                       $  6,460,000               $  19,738,000
                                                                          ========================================

                     See accompanying notes to consolidated
                             financial statements.

                FIREBRAND FINANCIAL GROUP, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations

                                                                                           Year ended January 31,
                                                                           -------------------------------------------------------
                                                                                  2002               2001              2000
                                                                           -------------------------------------------------------
Revenues:
 Commissions                                                           $           1,297,000                 -             699,000
 Investment banking                                                                1,545,000         1,741,000              42,000
 Principal transactions                                                              (65,000)       (1,811,000)          2,130,000
 Asset management fees                                                               415,000           593,000           3,264,000
 Interest                                                                            210,000           468,000             152,000
 Other                                                                               435,000         1,513,000             554,000
                                                                           -------------------------------------------------------
  Total revenues                                                                   3,837,000         2,504,000           6,841,000
                                                                           -------------------------------------------------------
Expenses:
 Compensation and benefits                                                         4,809,000         5,977,000             432,000
 Occupancy and equipment                                                           1,497,000         1,110,000             290,000
 Communication                                                                       353,000           103,000              71,000
 Brokerage, clearing and exchange fees                                               424,000            13,000              17,000
 Professional fees                                                                 1,191,000         1,242,000             658,000
 Business development                                                                288,000         2,394,000              58,000
 Write-down of Angeltips investment                                                        -         1,363,000                   -
 Other                                                                               631,000         1,802,000              28,000
                                                                           -------------------------------------------------------
  Total expenses                                                                   9,193,000        14,004,000           1,554,000
                                                                           -------------------------------------------------------
  Income (loss) from operations                                                   (5,356,000)      (11,500,000)          5,287,000
  Equity in earnings (loss) of unconsolidated affiliates                          (1,755,000)          234,000           3,669,000
  (Loss) from sale of business                                                      (221,000)                -                   -
  Minority interest in operations of subsidiaries                                 (1,066,000)       (2,415,000)                  -
                                                                           -------------------------------------------------------
  Income (loss) before income taxes                                               (6,266,000)       (8,851,000)          8,956,000
  Income  tax (benefit) provision                                                     34,000        (2,986,000)          4,261,000
                                                                           -------------------------------------------------------
  Income (loss) before discontinued operations                                    (6,300,000)       (5,865,000)          4,695,000
                                                                           -------------------------------------------------------
Discontinued operations:
 Income (loss) from operations of GKN Securities Corp.
    net of income tax expense (benefit) of $0,
    ($432,000), and ($299,000), respectively                                      (3,993,000)      (12,471,000)          2,338,000
 Loss from operations of Shochet Holdings Corp. net of income
    tax (benefit) of $0, $0, and ($209,000), respectively                            (73,000)       (1,645,000)           (538,000)
 Loss from operations of the discontinued
    Institutional and Research segment, net of income tax
    (benefit) of $0, $0, and ($202,000), respectively                                      -                 -            (387,000)
 Loss from disposal of the Institutional and Research
   segment, net of income tax expense of $503,000                                          -                 -          (1,253,000)
                                                                           -------------------------------------------------------
 Income (loss) from discontinued operations                                       (4,066,000)      (14,116,000)           160,000
                                                                           -------------------------------------------------------
 Net income (loss)                                                     $         (10,366,000)      (19,981,000)         4,855,000
                                                                           =======================================================
Basic earnings (loss) per common share:
 Earnings (loss) from continuing operations                            $               (0.71)            (0.66)             0.55
                                                                           =======================================================
 (Loss) from discontinued operations                                   $               (0.46)            (1.60)             0.02
                                                                           =======================================================
 Net earnings (loss)                                                   $               (1.17)            (2.26)             0.57
                                                                           =======================================================
Diluted (loss) earnings per common share:
 Earnings (loss) from continuing operations                            $               (0.71)            (0.66)             0.54
                                                                           =======================================================
 (Loss) from discontinued operations                                   $               (0.46)            (1.60)             0.02
                                                                           =======================================================
 Net earnings (loss)                                                   $               (1.17)            (2.26)             0.56
                                                                           =======================================================
Weighted average common shares outstanding - basic                                 8,885,223         8,842,378         8,579,559
                                                                           =======================================================
Weighted average common shares outstanding - diluted                               8,885,223         8,842,378         8,689,729
                                                                           =======================================================

                     See accompanying notes to consolidated
                             financial statements.

                FIREBRAND FINANCIAL GROUP, INC. AND SUBSIDIARIES

                       Consolidated Statements of Changes
                             in Stockholders' Equity
                  Years ended January 31, 2002, 2001, and 2000


                                                                                          Additional
                                        Preferred stock              Common stock          paid-in       Retained
                                       Shares      Amount       Shares         Amount      capital       earnings
                                       ------      ------       ------         ------      -------       --------


Balance at January 31, 1999           1,140,000    114,000    9,209,875        1,000     21,022,000      4,351,000
Net income                                    -          -            -            -              -      4,855,000
Starting bonuses awarded                      -          -            -            -       (147,000)             -
Stock options exercised                       -          -            -            -       (109,000)             -
Forfeitures of stocks issued -
  compensation plan                           -          -            -            -        112,000              -
Stock issued - deferred
  compensation plan                           -          -            -            -        (93,000)             -
Stock issued - 401(k) plan                    -          -            -            -       (131,000)             -
Preferred stock conversion             (100,800)   (10,000)           -            -        (61,000)             -
Cancellation of preferred stock      (1,039,200)  (104,000)           -            -       (894,000)             -

Note receivable                               -          -            -            -        121,000              -
Amortization of unearned
  compensation                                -          -            -            -        522,000              -
Translation adjustment                        -          -            -            -              -              -
                                   ------------   --------   ----------   ----------   ------------    -----------
Balance at January 31, 2000                   -   $      -    9,209,875       $1,000     20,342,000      9,206,000
Net loss                                      -          -            -            -              -    (19,981,000)
Net proceeds from sale of
  EarlyBirdCapital.com stock                  -          -            -            -     10,452,000              -
Minority interest -
  EarlyBirdCapital.com                        -          -            -            -     (4,141,000)             -
Stock options exercised                       -          -            -            -        (22,000)             -
Forfeiture of stock issued -
  compensation plan                           -          -            -            -         17,000              -
Stock issued - 401(k) plan                    -          -            -            -       (588,000)             -
Amortization of unearned
  compensation                                -          -            -            -      1,445,000              -
Repurchase of stock for treasury              -          -            -            -              -              -

Stock issued - compensation plan              -          -            -            -     (1,150,000)      (486,000)
Translation adjustment                        -          -            -            -              -              -
                                   ------------   --------   ----------   ----------   ------------    -----------
Balance at January 31, 2001                   -          -    9,209,875        1,000     26,355,000    (11,261,000)
                                   ============   ========   ==========   ==========   ============    ===========

Net loss                                      -          -            -            -              -    (10,366,000)
Stock issued - deferred
  compensation plan                           -          -            -            -              -              -
Deferred compensation plan -
  stock held in treasury                      -          -            -            -              -              -
Translation adjustment                        -          -            -            -              -              -
                                   ------------   --------   ----------   ----------   ------------    -----------
Balance at January 31, 2002                   -          -    9,209,875        1,000     26,355,000    (21,627,000)
                                   ============   ========   ==========   ==========   ============    ===========

                              (continued next page)
                                     27(a)



                                   Accumulated
                                      other
                                   comprehensive       Treasury stock
                                      income       Shares          Amount           Total
                                   -------------   ------          ------           -----


Balance at January 31, 1999             (18,000)   (798,976)      (3,516,000)     21,954,000
Net income                                    -           -                -       4,855,000
Starting bonuses awarded                      -      79,746          351,000         204,000
Stock options exercised                       -      66,631          294,000         185,000
Forfeitures of stocks issued -
  compensation plan                           -     (27,046)        (112,000)              -
Stock issued - deferred
  compensation plan                           -      34,676          153,000          60,000
Stock issued - 401(k) plan                    -      48,179          212,000          81,000
Preferred stock conversion                    -      16,128           71,000               -
Cancellation of preferred stock               -           -                -        (998,000)
Note receivable                               -           -                -         121,000
Amortization of unearned
  compensation                                -           -                -         522,000
Translation adjustment                  (33,000)          -                -         (33,000)
                                    -----------    --------      -----------     -----------
Balance at January 31, 2000             (51,000)   (580,662)    $(2,547,000)      26,951,000
Net loss                                      -           -                -     (19,981,000)
Net proceeds from sale of
  EarlyBirdCapital.com stock                  -           -                -      10,452,000
Minority interest -
  EarlyBirdCapital.com                        -           -                -      (4,141,000)
Stock options exercised                       -      27,053          120,000          98,000
Forfeiture of stock issued -
  compensation plan                           -      (3,916)         (17,000)              -
Stock issued - 401(k) plan                    -     345,917          678,000          90,000
Amortization of unearned
  compensation                                -           -                -       1,445,000
Repurchase of stock for treasury              -    (710,052)        (965,000)       (965,000)
Stock issued - compensation plan              -     372,903        1,636,000               -
Translation adjustment                   29,000           -                -          29,000
                                    -----------    --------      -----------     -----------
Balance at January 31, 2001             (22,000)   (548,757)      (1,095,000)     13,978,000
                                    ===========    ========      ===========     ===========

Net loss                                      -           -                -     (10,366,000)
Stock issued - deferred
  compensation plan                           -     443,829          180,000         180,000
Deferred compensation plan -
  stock held in treasury                      -    (200,489)         (16,000)        (16,000)
Translation adjustment                  (13,000)          -                -         (13,000)
                                    -----------    --------      -----------     -----------
Balance at January 31, 2002             (35,000)   (305,417)        (931,000)      3,763,000
                                    ===========    ========      ===========     ===========

                             See accompanying notes
                      to consolidated financial statements.

                                     27(b)

                 FIREBRAND FINANCIAL GROUP INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows


                                                                                        Years ended January 31,
                                                                  ------------------------------------------------------------------
                                                                          2002              2001                  2000
                                                                  -------------------   ---------------     ------------------------

Operating activities:
 Net (loss) income                                                $   (10,366,000)      (19,981,000)            4,855,000
 Adjustments to reconcile net (loss) income to net
  cash provided by (used in) operating activities:
   Depreciation and amortization                                          855,000           238,000               738,000
   Lease termination charge                                             1,056,000                 -                     -
   Incentive compensation Plan                                                  -         1,445,000                     -
   Equity in earnings of unconsolidated affiliates                      1,755,000          (234,000)           (3,669,000)
   (Income) loss from discontinued operations                           4,066,000        14,116,000            (1,800,000)
   Minority interest in the operations of subsidiary                   (1,066,000)       (2,415,000)                    -
   Write-off of investment in Angeltips.com                                     -         1,363,000                     -
   Loss (gain) on sale of subsidiaries                                    221,000                 -               750,000
   Translation adjustment                                                 (13,000)           29,000               (33,000)
   Other                                                                   54,000          (184,000)              262,000
                                                                     ------------       -----------            ----------
                                                                       (3,438,000)       (5,623,000)            1,103,000

 (Increase) decrease in operating assets:
  Investment management fees receivable                                   228,000          (228,000)           (2,800,000)
    Receivable from brokers and dealers                                  (259,000)         (140,000)              601,000
  Securities owned, at market value                                     2,121,000        (1,675,000)             (358,000)
  Securities owned, not readily marketable                                 57,000         1,486,000            (1,187,000)
  Loans receivable                                                        355,000          (328,000)               41,000
  Income taxes receivable                                                  (2,000)          (79,000)               21,000
  Receivable from affiliates                                                    -           380,000              (473,000)
  Other assets                                                          1,226,000          (369,000)             (512,000)
 Increase (decrease) in operating liabilities:
  Securities sold, not yet purchased                                            -                 -              (135,000)
  Commissions payable                                                      49,000                 -              (656,000)
  Income taxes payable                                                    (12,000)         (401,000)            1,028,000
  Deferred tax liability                                                        -        (3,145,000)            3,116,000
  Payable to affiliate                                                 (2,000,000)        2,000,000                     -
  Accrued expenses and other liabilities                                 (354,000)          564,000               (70,000)
                                                                     ------------       -----------            ----------
        Net cash (used in) provided by operating activities            (2,029,000)       (7,558,000)             (281,000)
                                                                     ------------       -----------            ----------
Investing activities:
 Capital expenditures                                                           -          (712,000)             (703,000)
 Investment in Angeltips.com                                                    -        (1,018,000)                    -
 Lease termination                                                     (1,718,000)                -                     -
 Loan repayment (issuance) from (to) Shochet Holding                            -         1,000,000              (500,000)
 Capital contribution to GKN Securities                                         -        (4,271,000)           (2,000,000)
 Liquidation of investment in limited partnership                               -                 -                48,000
 Proceeds from sale of Institutional & Research                                 -                 -               875,000
                                                                     ------------       -----------            ----------
        Net cash (used in) provided by investing activities            (1,718,000)       (5,001,000)           (2,280,000)
                                                                     ------------       -----------            ----------
Financing activities:
 Repayment of loan from discontinued affiliates                           500,000
 Proceeds from sale of EarlyBirdCapital.com stock                               -         9,977,000                    -
 Proceeds from options exercised by employees                                   -            98,000                    -
 Issuance of EarlyBirdCapital.com stock to acquire Angeltips.com                -           347,000                    -
 Loan from Dalewood Associates L.P.                                             -         4,000,000                    -
 Sale (purchase) of treasury stock                                        164,000          (965,000)             185,000
 Common stock issued for preferred stock conversion                             -                 -              (10,000)
 Repayment of subordinated debt                                                 -                 -              (94,000)
                                                                     ------------       -----------           ----------
        Net cash provided by (used in) financing  activities              664,000        13,457,000               81,000
                                                                     ------------       -----------           ----------
        Net increase (decrease) in cash and cash equivalents           (3,083,000)          898,000           (2,480,000)
Cash and cash equivalents at beginning of year                          5,038,000         4,140,000            6,620,000
                                                                     ------------       -----------           ----------
Cash and cash equivalents at end of year                          $     1,955,000         5,038,000            4,140,000
                                                                     ============       ===========           ==========

                            See accompanying notes to
                       consolidated financial statements.

                Firebrand Financial Group, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                         January 31, 2002, 2001 and 2000

(1) Organization and Recent Events

The consolidated financial statements include the activities of Firebrand Financial Group, Inc. and its subsidiaries (collectively, the "Company"). The Company is primarily engaged in investment banking and asset management services. The investment banking business structures and manages private offerings for early stage companies. The asset management business provides asset management services to investors though Dalewood Associates, Inc. and EarlyBirdCapital Management Limited, which both manage venture capital funds that invest primarily in early stage companies. The Company has recently initiated a new line of business through the StreetWide Asset Recovery Group, which provides debt recovery services to broker/dealers in the financial community.

The Company's main operating subsidiaries are EarlyBirdCapital, Inc. ("EarlyBird"), Dalewood Associates, Inc. ("Dalewood"). and EarlyBirdCapital Management Limited ("EBCM"). The Company holds a 63.6% ownership interest in the parent company of these entities, EarlyBirdCapital.com Inc. As a result, a minority interest exists which appears in the Company's Consolidated Statement of Financial Condition.

During fiscal 2001, the company transferred the retail accounts of its wholly owned GKN Securities Corp. full service brokerage subsidiary to other broker/dealers, effectively terminating that activity. In fiscal 2001, EarlyBirdCapital.com wrote off its investment in Angeltips.com Inc., and recognized a loss of $1,363,000; said investment had been initiated earlier in the current fiscal year. The write off represented management's assessment of the impairment to value reflected by marked change in the environment for angel websites. In December 2000, the Company's Board approved a plan to dispose of its 53.5% interest in Shochet Holding Corp ("Shochet"), whose principal operation, Shochet Securities, Inc. (subsequently renamed SSI Securities Inc. ("SSI")) provides discount retail brokerage services in South Florida. On August 1, 2001 Shochet announced that SSI had signed a definitive agreement to transfer substantially all of its brokers, accounts and operating assets to another independent broker/dealer, BlueStone Capital Corp. ("BlueStone"). This transaction closed on August 31, 2001. On November 7, 2001 BlueStone announced that it had in turn sold substantially all of its operating assets to another independent broker/dealer, Sands Brothers & Co., Ltd. ("Sands"). As of October 1, 2001, EarlyBirdCapital.com sold its ownership interest in EBCapital (Europe) AG. On March 12, 2002, the Company announced that it had signed a definitive agreement to sell all of its interest, except for 52,785 shares of common stock, in Shochet to Sutter Opportunity Fund 2, LLC. This transaction closed on March 28, 2002. See footnote 16.

In the first quarter of fiscal 2002 the Company established the StreetWide Asset Recovery Group ("StreetWide"). StreetWide is engaged by broker/dealers and other financial institutions to collect debt due to them from prior broker employees or from customers. The broker debts are generated through brokers reneging on employment contracts or brokers generating losses due to their respective firms. The customer debt is usually generated through unsecured margin loans on which the customers have refused to repay the firms.

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

The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and the liquidation of liabilities and commitments in the normal course of business. The Company's operations for 2002 have consumed substantial amounts of cash and have generated significant net losses, which have reduced stockholders' equity to $1,895,000 at January 31, 2002. As noted above, many of the product lines previously offered by the Company have been discontinued. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management believes that the Company's future success is dependent upon its ability to (i) streamline its operations to reduce costs, and
(ii) generate new sources of revenue. The Company has begun reducing costs and has expanded into new lines of business. Notwithstanding the foregoing, the Company's cash resources remain constrained and are not sufficient to meet existing contractual obligations and liabilities.

Fair Value of Financial Instruments

Substantially all of the Company's financial assets and liabilities are carried at market or fair values or at amounts that approximate current fair value due to their short-term nature.

Cash and Cash Equivalents

Cash equivalents are highly liquid securities with maturities of three months or less when purchased. As collateral to an equipment lease, the Company has maintained a restricted cash escrow account which equaled $955,000 at January 31, 2002. This restriction was lifted in March 2002, as discussed in Footnote 16.

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

Depreciation and Amortization

Office furniture, equipment and leasehold improvements are stated at cost, net of accumulated depreciation and amortization of $1,128,000 and $880,000 at January 31, 2002 and 2001, respectively. Office furniture and equipment are depreciated using either an accelerated method or a straight-line method, where applicable, over the estimated useful lives.

Leasehold improvements are amortized over the lesser of the life of the lease or estimated useful life of the improvement.

Goodwill

Goodwill represents the excess of the purchase price over the net assets acquired upon the Company's acquisition of Dalewood Associates, Inc. ("Dalewood") in December 1996. The goodwill is being amortized over 25 years on a straight-line basis. Goodwill, net of accumulated amortization is $26,000 at January 31, 2002.

Investment Banking Fees

Investment banking management and underwriting fee revenues are recognized when a transaction is complete and the income is reasonably determinable.

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

Under the Agreement, GKN will receive certain percentages of the gross commissions generated by these brokers at Investec during the three-year period beginning on the Transfer Date ("Override Fees"). These percentages are 6% in the first year and 8% in each of the second and third years. Investec has guaranteed that the Override Fees to be received by GKN shall be at least equal to $500,000 in the first year, $400,000 in the second year and $300,000 in the third year. Adjustments will be made on these guaranteed fees if commissions fall below specified levels. Actual payments received, to date, under the Agreement were $500,000 for the first year and $145,000 for the second year.

During August 2001, GKN ceased operations of its Structured Finance Department. The financial impact of this action was insignificant to the Company.

On September 10, 2001, GKN filed a Form BDW with the NASD and SEC. By filing the Form, GKN gave notice that it was withdrawing from the securities business and returning its license to the regulatory authorities. The final withdrawal received the approval of all necessary regulatory authorities.

The operations of GKN have been accounted for as a discontinued operation.

Shochet Holding

In December 2000, the Company's Board approved a plan to dispose of its 53.5% interest in Shochet Holding Corp. ("Shochet"), whose principal operation, SSI Securities, Inc. ("SSI") (previously known as Shochet Securities, Inc.), provided discount retail brokerage services in South Florida. On August 1, 2001 Shochet announced that SSI had signed a definitive agreement to transfer substantially all of its brokers, accounts, and operating assets to another independent broker/dealer, BlueStone Capital Corp. ("BlueStone"). This transaction closed on August 31, 2001. As part of the transaction the name "Shochet Securities" was sold to BlueStone. Shochet Securities changed its name to SSI Securities, Inc. On November 7, 2001 BlueStone announced that it had in turn sold substantially all of its operating assets to another independent broker/dealer, Sands Brothers & Co., Ltd. ("Sands"). This transaction included the sale of the assets acquired by BlueStone from SSI. As part of the transaction, Sands, BlueStone and SSI entered into an agreement of the same date whereby Sands and BlueStone were relieved of their commitment to pay SSI an override on commission revenue generated on the transferred accounts in exchange for a payment of $314,000.

At January 31, 2001, the Company's remaining investment in Shochet was $73,000. During the first quarter of fiscal 2002, the Company recognized its portion of Shochet's net loss to the extent of its remaining investment. The Company has not recognized any portion of Shochet's loss for the remainder of the current year.

On December 20, 2001, SSI filed a Form BDW with the NASD and SEC. By filing the Form, SSI gave notice that it was withdrawing from the securities business and returning its license to the regulatory authorities. The final withdrawal received approval of both the NASD and the SEC.

On March 28, 2002 the Company sold its remaining interest, except for 52,785 shares, in Shochet to Sutter Opportunity Fund 2. See Footnote 16.

The operations of Shochet and SSI have been accounted for as discontinued operations.

Institutional and Research

On June 25, 1999, the Company discontinued the operations of its Institutional and Research segment and sold certain assets, including the name "Southeast Research Partners, Inc.," of the discontinued segment, to Ryan Beck & Co., Inc., a subsidiary of BankAtlantic Bancorp, Inc., a publicly held thrift holding company for $1,914,000. Proceeds from the sale consist of $875,000 in cash and 1,039,200 shares of Series A Preferred Stock with a stated value of $1,039,200. The Company recognized a loss of $750,000 and $1,253,000 before and after tax, respectively. Southeast was then renamed EarlyBirdCapital.com, Inc., and then to EarlyBirdCapital, Inc. The operations of the Institutional and Research segment have been accounted for as a discontinued operation.

On-site Day Trading

During the quarter ended July 31, 1999, the Company discontinued the operations of Shochet's On-site Day Trading segment, which are included in Shochet's results in the chart below.

Income (loss), net of income tax, from operations of discontinued segments and
(loss) on disposal of such segments is summarized below:

                                                 2002                       2001                      2000
                                                 ----                       ----                      ----
Income (loss), net of income tax,
from operations of discontinued
operations
  GKN Securities                             $(3,993,000)               $ (12,471,000)            $  2,338,000
  Shochet Holding                                (73,000)                  (1,645,000)                (538,000)
  Institutional and Research                           -                            -                 (387,000)
                                      ---------------------------------------------------------------------------------
                                             $(4,066,000)               $ (14,116,000)            $  1,413,000
(Loss) on disposal on Institutional
and Research segment, net of tax                       -                            -               (1,253,000)
                                      ---------------------------------------------------------------------------------

Income (Loss) from discontinued
operations                                   $(4,066,000)               $ (14,116,000)            $    160,000
                                      =================================================================================


Total revenue from operations of discontinued operations in 2002, 2001 and 2000 were as follows:


                                                 2002                       2001                      2000
                                                 ----                       ----                      ----
  GKN Securities                              $2,041,000                  $26,528,000             $ 49,161,000
  Shochet Holding                                      -                    8,200,000                8,112,000
  Institutional and Research                           -                            -                4,169,000

                                      ---------------------------------------------------------------------------------
                                              $2,041,000                  $34,728,000             $ 61,442,000
                                      =================================================================================


Other Business Divestitures

As of October 1, 2001, EarlyBirdCapital.com sold its ownership in EBCapital (Europe) AG to the managing director of the company. A loss of $221,000 was recognized on this transaction.

(4) Minority Interest

In February 2000, EarlyBirdCapital.com Inc. changed its name to
EarlyBirdCapital, Inc. ("EarlyBirdCapital"). At the same time, the Company contributed its 100% ownership of the EarlyBirdCapital, Inc. to a new holding company, EarlyBirdCapital.com Inc. ("EarlyBirdCapital.com, Inc.") in exchange for a 100% ownership in the new holding company.

Subsequently, EarlyBirdCapital.com Inc. sold 2,200,000 shares of its Series A Convertible Preferred Stock to a combination of institutional and individual investors. Net proceeds of the sale to EarlyBirdCapital.com Inc. were approximately $10,452,000. Following this transaction, Firebrand Financial held a 63.6% stake in EarlyBirdCapital.com Inc.

Upon the closing of the sale of the preferred stock, EarlyBirdCapital.com Inc. contributed $5 million to EarlyBirdCapital as additional paid in capital. During fiscal 2002 EarlyBirdCapital.com Inc. contributed an additional $1.2 million to EarlyBirdCapital as additional paid in capital.

As part of the offering, EarlyBirdCapital.com Inc. issued stock options to employees and advisors for 9,045,000 shares of stock (adjusted for 5-for-1 stock split in November, 2000). These options vest over three years and have a ten-year life and an exercise price of $1 per share (adjusted). These options were subsequently swapped in a reverse 1 for 3 swap, whereby 8,583,000 options were swapped for 3,647,000 new options with an exercise price of $0.25 per share.

EarlyBirdCapital.com issued, in connection with the Angeltips.com Inc. acquisition in August 2000, 1,129,623 shares (adjusted for 5-for-1 split) of EarlyBirdCapital.com common stock. At the time of the write off of the Angeltips investment in December 2000, a settlement was made with the Angeltips principals, by which 782,940 shares were recaptured. Following the Angeltips transaction, Firebrand Financial holds a 63.6% stake in EarlyBirdCapital.com.

(5) Related Party Transactions

Loans receivable from officers were $0 and $355,000 as of January 31, 2002 and 2001, respectively.

GKN, which is considered discontinued in this report, wrote off $489,000 in employee receivables in fiscal 2001, whose collection was considered doubtful.

(6) Segment and Geographic Area Information

Subsequent to the discontinuance of operations as discussed in note 3, the Company's remaining continuing product lines, investment banking and asset management services, are directed by a common management team. As such, no segment reporting by business line is presented.

The Company's principal operations are located in New York City in the United States.

(7) Commitments and Contingencies

The Company leases office facilities under a non-cancelable operating lease. At January 31, 2002, future minimum rental commitments under the lease was as follows:

                                       Year ending
                                      January 31,                   Amount
                               -------------------------         -------------
                                          2003                    $ 1,009,000
                                          2004                      1,041,000
                                          2005                      1,075,000
                                          2006                      1,159,000
                                       Thereafter                   9,034,000
                                                                --------------
                                         Total                    $13,318,000
                                                                ==============

Total occupancy and equipment expense was $2,033,000, $1,110,000, and $290,000 in fiscal years 2002, 2001 and 2000, respectively.

The Company's broker-dealer subsidiaries are involved in various other legal proceedings arising from its securities activities. GKN Securities held a $1.5 million reserve for such legal matters at January 31, 2002. While GKN has recognized this book reserve, it may not have sufficient cash balances to cover these potential liabilities.

(8) Employee Benefits

The Company has a defined contribution plan (the "Defined Plan"), covering substantially all employees meeting certain eligibility requirements. The company makes discretionary matching contributions to the Defined Plan annually, which amounted to $23,000, $180,000, and $153,000 for fiscal years 2002, 2001, and 2000, respectively. Historically, this discretionary match was made 50% in cash and 50% in the Company's common stock. In December 2001, the Company's Board of Directors authorized all future matches to be made 100% in cash.

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

The related Company matching contribution of our common stock has a three-year vesting period commencing at the end of the applicable deferral year. However, by special board resolution in December 2000, all unvested stock outstanding at that point associated with this program was vested as of December 13, 2000. In December 2001, the Company's Board of Directors again approved an accelerated vesting of all balances in the deferred compensation plan. Additionally, the Board approved the termination of the plan effective January 31, 2002. The Company's matching contribution for amounts deferred during fiscal 2002 was $46,000. At the closing price on January 31, 2002 of $.08 per share this resulted in the subsequent issuance of 580,939 shares of Company common stock.

The Company deposits the deferred compensation and matching shares in the deferred account balance. However, the deferred account balances are considered to be unfunded until they are vested and distributed to the employee because until then, they are subject to forfeiture upon the occurrence of certain events as referenced in the deferred compensation plan.

(9) Income Taxes

The components of income tax (benefit) expense relative to continuing operations were as follows for the fiscal years ended January 31st:

                                                     2002              2001                 2000
                                             -----------------    -----------------    -----------------

        Current
            Federal                     $              0             (549,000)             625,000
            State and local                       19,000              708,000              520,000
                                             -----------------    -----------------     -----------------
                                                  19,000              159,000             1,145,000
         Deferred                                      0           (3,145,000)            3,116,000
                                             -----------------    -----------------     -----------------
                                        $         19,000           (2,986,000)            4,261,000
                                             =================    =================     =================


The effective tax rates reflected in the consolidated financial statements differ from the statutory federal income tax rate as follows:


                                                     2002              2001                 2000
                                             -----------------    -----------------    -----------------
        Statutory tax rate                          (34.00)              (34.00)              34.00
        State and local taxes, net of
           federal tax benefit                        0.12                 4.15                3.83
        Change in valuation allowance                39.41                 8.06                9.74
        Other                                        (5.71)               (4.72)                  -
                                             -----------------     -----------------   -----------------
                         Effective tax rate          (0.18)              (26.51)              47.57
                                             =================     =================   =================


Deferred income taxes reflect temporary differences in the basis of the Company's assets and liabilities for income tax purposes and for financial reporting purposes, using current tax rates. These temporary differences result in taxable or deductible amounts in future years.

The net deferred tax liabilities at January 31, 2002 and 2001 are comprised as follows:


                                                                              2002                    2001
                                                                      ------------              ----------
Gross deferred tax asset:
    Net operating loss carry forwards                                 $ 11,310,000               7,949,000
    Depreciation and amortization                                                -                       -
    Reserve for contingencies                                              682,000                 810,000
    Deferred Compensation and other                                        724,000                 478,000
    Unrealized loss on securities                                        1,422,000                       -
                                                                      ------------              ----------
            Total gross deferred tax asset                              14,083,000               9,237,000
Less:  valuation allowance                                              12,716,000              (8,551,000)
                                                                      ------------              ----------
            Net deferred tax asset                                       1,367,000                 686,000
                                                                      ------------              ----------
Gross deferred tax liability:
    Unrealized gains on securities                                       1,367,000                (686,000)
    Other                                                                        -                       -
                                                                      ------------              ----------
            Total gross deferred tax liability                           1,367,000                (686,000)
                                                                      ------------              ----------
            Net deferred tax liability                                $          0                       0
                                                                      ============              ==========


The Company files consolidated federal and combined New York State and New York City income tax returns with certain of its subsidiaries. As a result of the changes in stock ownership, EarlyBirdCapital.com Inc. files separate consolidated federal and combined New York State and New York City income tax returns and Shochet Holding Corp. files a separate consolidated Federal income tax return beginning in 2001. The Company has a consolidated net operating loss carryover of $17,210,000. EarlyBirdCapital.com Inc. has a consolidated net operating loss carryover of $6,448,000. All of the carryovers expire between 2002 and 2022.

(10) Stockholders' Equity

During the fiscal year ended January 31, 2001 the Company repurchased a total of 500,200 shares of its common stock in connection with a repurchase plan announced in November 2000. No share repurchases occurred during the fiscal year ended January 31, 2002.

In fiscal 2001, the Company distributed 345,917 shares of treasury stock for its 401(k) plan and 372,903 for its incentive compensation plan.

In fiscal 2002, the Company distributed no shares of treasury stock for its 401(k) plan and 443,829 shares of treasury shares for its deferred compensation plan.

(11) Comprehensive Income

The Company has adopted SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for the reporting and display of comprehensive income and its components. Total comprehensive income measures all charges in stockholders' equity resulting from transactions of the period, other than transactions with stockholders.

The components of comprehensive income are as follows for the years ended January 31, 2001, 2000 and 1999:


                                                                              2002                   2001                  2000
                                                                          ------------           ------------           -----------
  Net income (loss)                                                       $(10,366,000)          $(19,981,000)           $4,855,000
  Other comprehensive income (loss):
  Foreign currency translation adjustments                                     (13,000)                29,000               (33,000)
                                                                          ------------           ------------           -----------
Total comprehensive income (loss)                                         $(10,379,000)          $(19,952,000)           $4,822,000
                                                                          ============           ============           ===========

(12) Stock Compensation Plans

During fiscal 2002, the Company had three stocked-based compensation plans, which are described below. The Company has also granted stock options outside of the plans.

1991 Employee Incentive Plan

The Company's 1991 Employee Incentive Plan (the "1991 Plan") expired in 2001. It provided for the issuance of stock, stock options and other stock purchase rights to executive officers, other key employees and consultants of the Company and its subsidiaries. The Company could grant options for up to five million shares of common stock under the 1991 Plan. The options could qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, (the "Code"), as amended. The exercise price of each option granted under the 1991 Plan was determined by the Company's Board of Directors at the time of grant. Under the Code, the exercise price of incentive stock options had to be at least equal to the fair market value of the Company's stock on the date of grant. The exercise price of nonqualified options had to be at least equal to 65% of the fair market value of the Company's stock on the date of grant. The vesting period was at least one year for all grants and incentive stock options had maximum terms of 10 years and nonqualified options had maximum terms of 13 years.


2001 Performance Equity Plan

The Company's 2001 Performance Equity Plan (the "2001 Plan") provides for the issuance of stock, stock options and other stock purchase rights to executive officers, other key employees and consultants of the Company and its subsidiaries. The Company may grant options for up to two million shares of common stock under the 2001 Plan. The options may qualify as incentive stock options under Section 422 of the Code. The exercise price of each option granted under the 2001 Plan is determined by the Company's Board of Directors at the time of grant. Under the Code, the exercise price of incentive stock options must be at least equal to the fair market value of the Company's stock on the date of grant. The exercise price of nonqualified options must be at least equal to 65% of the fair market value of the Company's stock on the date of grant. The vesting period is at least one year for all grants and incentive stock options have maximum terms of 10 years and nonqualified options have maximum terms of 13 years.

No grants have been made from the 2001 Plan.

The Company has adopted the disclosure-only provisions of SFAS 123. Accordingly, no compensation cost has been recognized for stock options granted under or outside of the 1991 Plan or 2001 Plan. Had compensation cost been determined based on the fair value at the grant dates for stock option awards consistent with the method of SFAS 123, the Company would have reported the following net
(loss) income and earnings per share ("EPS").


                                                   2002              2001                   2000
                                           -------------------- -----------------     ------------------
     Net (loss) income     As reported       $(10,366,000)      $  (19,981,000)         $   4,855,000
                           Pro forma           (8,952,000)         (18,176,000)             4,015,000

     Basic EPS             As reported       $      (1.17)      $        (2.26)         $        0.57
                           Pro forma                (1.01)               (2.06)                  0.47

     Diluted EPS           As reported       $      (1.17)      $        (2.26)         $        0.56
                           Pro forma                (1.01)               (2.06)                  0.46


The Company has also granted stock options outside of the 2001 and 1991 Plans. The stock options are authorized under specific agreements when the Company enters into employment agreements or when a director joins the Board of Directors. The number of shares subject to options, the exercise price, vesting, termination and other provisions of such awards are determined by the Board of Directors and specified in each individual stock option agreement. At January 31, 2002, options granted outside of the Plan to purchase a total of 30,000 shares of common stock were outstanding.

A summary of the status of the Company's 1991 Plan, 2001 Plan and other options granted outside of the Plans as of January 31, 2002, 2001 and 2000, and changes during the fiscal years then ended is presented below:


                                                   2002                              2001                       2000
                            -----------------------------------------------     --------------------       -------------------
                                                            Weighted -
                                   Shares                    average                Shares                       Shares
       Stock options               (000)                  exercise price            (000)                        (000)
------------------------    -------------------        --------------------     -------------------        -------------------
Outstanding at
   beginning of year                   1,179                 $3.97                1,700                            1,070
Granted                                    0                     -                  115                              960
Exercised                                  0                     -                  (27)                             (55)
Forfeited                               (830)                 3.95                 (589)                            (146)
Vested and expired                       (10)                 1.60                  (20)                             (94)
Other                                      -                     -                    -                              (35)
                             ------------------                                 ------------------         -------------------
Outstanding at end of year               339                 $4.21                1,179                            1,700
                             ==================                                 ==================         ===================
Options exercisable
   at year-end                           275
                             ==================
Weighted-average fair
   value of options granted
   during the year           $             -
                             ==================

The following table summarizes information about stock options outstanding at January 31, 2002:

                                             Weighted
                                             average          Weighted                           Weighted
                           Number           remaining         average           Number           average
    Range of             outstanding       contractual        exercise        exercisable        exercise
 exercise prices          at 1/31/02          life             price          at 1/31/02          price
---------------------  ---------------    --------------   --------------    --------------   --------------
                        (in thousands)                                      (in thousands)

 $2.17 to 3.69               162               7.45             3.58               98              3.63
  4.00 to 6.125              177               3.13             4.89              177              4.89
                        --------------                                        -------------
                             339                                                   275
                        ==============                                        =============

1996 Incentive Compensation Plan

The Company's 1996 Incentive Compensation Plan provides for a portion of annual incentive awards payable to executive management and business unit managers to be made in restricted shares of the Company's common stock. All awards are subject to a minimum three-year vesting period. The maximum number of shares that may be awarded under the plan is one million. As of January 31, 2002, approximately 373,000 shares had been awarded. The Company recognized $0, $1,445,000 and $522,000 of compensation expense for stock awards vested under this plan for the fiscal years ended January 31, 2002, 2001, and 2000, respectively. Common stock issued under this plan in 1997 vested normally in March, 2000, and by board resolution, shares issued in April 2000 vested in December, 2000.

Non-Employee Stock Compensation

EarlyBirdCapital.com Inc. has issued 2.67 million options in EarlyBirdCapital.com stock to advisors. Each option has a 10-year life and an exercise price of $0.25 per share.

(13)     Earnings Per Common Share

The following table sets forth the computation of basic and diluted EPS:



                                                   2002                  2001                       2000
                                           --------------------    -------------------       -------------------
Numerator for basic and diluted EPS:
   Income (loss) from continuing
   operations                               $   $(6,300,000)          $   (5,865,000)          $   4,695,000
                                            ===============           ==============           =============
   Income (loss) from
   discontinued operations                  $    (4,066,000)          $  (14,116,000)          $     160,000
                                            ===============           ==============           =============
   Net income (loss)                        $   (10,366,000)          $  (19,981,000)          $   4,855,000
                                            ===============           ==============           =============
Denominator for basic EPS:
   Weighted-average common shares                 8,885,223                8,842,378               8,579,552
   Dilutive stock options                                 -                        -                 110,710
                                            ---------------           --------------           -------------
Denominator for diluted EPS:                      8,885,223                8,842,378               8,689,729
                                            ===============           ==============           =============
Basic EPS:
   Earnings (loss) from
   continuing operations                    $         (0.71)          $        (0.66)          $        0.55
                                            ===============           ==============           =============
   (Loss) from discontinued operations      $         (0.46)          $        (1.60)          $        0.02
                                            ===============           ==============           =============
   Net earnings (loss)                      $        (1.17)           $        (2.26)          $        0.57
                                            ===============           ==============           =============


Diluted EPS:
   Earnings (loss) from
   continuing operations                    $         (0.71)          $        (0.66)          $        0.54
                                            ===============           ==============           =============
   (Loss) from discontinued operations      $         (0.46)          $        (1.60)          $        0.02
                                            ===============           ==============           =============
   Net earnings (loss)                      $         (1.17)          $        (2.26)          $        0.56
                                            ===============           ==============           =============

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

EarlyBirdCapital computes net capital under the standard aggregate indebtedness method permitted by the net capital rule, which requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to
1. At January 31, 2002, EarlyBirdCapital had net capital of $366,000, which was $266,000 in excess of its required net capital of $100,000. EarlyBird's ratio of aggregate indebtedness to net capital was 0.54 to 1.

(16) Subsequent Events

On March 12, 2002, the Company announced that it had entered into a definitive agreement to sell its majority control interest in Shochet Holding Corp. to Sutter Opportunity Fund 2, LLC. The Company sold 1,213,675 shares of Shochet Holding Corp., while retaining 52,785 shares. This transaction closed March 28, 2002. The Company received $444,000 for its interest and is due a second payment of $243,000 by May 15, 2003, subject to certain indemnification exposures and offsets.

On March 4, 2002, the Company terminated a computer and telecommunication equipment lease with GE Capital by making a payment of $477,000 and acquiring the equipment. This payment allowed the termination of a standby letter of credit supporting the lease and the release of $995,000 in escrowed funds.


(17) Supplemental Cash Flow Information


                                                                Year ended January 31,
                                             ----------------------------------------------------------
                                                        2002                 2001               2000
                                               -------------            ---------            -------
Cash paid for:
   Income taxes                                           $0              375,000             37,400
                                               =============            =========            =======
   Interest                                               $0                    0              9,000
                                               =============            =========            =======
Noncash financing transactions:
   Treasury stock issued for
   Incentive Compensation Plan & bonuses       $           -                    -            204,000
                                               =============            =========            =======
   Treasury stock issued for
   401(k) Plan                                 $           -               90,000             81,000
                                               =============            =========            =======
   Treasury stock issued for
   Deferred Compensation Plan                  $     180,000                    -             60,000
                                               =============            =========            =======
   Asset distribution from
   unconsolidated affiliate                    $           -            2,000,000                  -
                                               =============            =========            =======


(18)   Selected Quarterly Financial Data (Unaudited)

                                                                                      2002
                                                       ---------------------------------------------------------------
                                                              FOURTH           THIRD         SECOND          FIRST
----------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations                  $    (667,000)   $ (1,156,000)   $(2,663,000)   $(2,880,000)
Minority interest in operations of subsidiary             $    (358,000)   $   (417,000)   $   (81,000)      (210,000)
------------------------------------------------------------------------------------------------------------------------
Income (loss) before discontinued operations              $    (309,000)   $   (739,000)   $(2,582,000)   $(2,670,000)
Income (loss) from discontinued operations                $  (1,259,000)   $ (2,089,000)   $  (341,000)   $  (377,000)
------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                         $  (1,568,000)   $ (2,828,000)   $(2,923,000)   $(3,047,000)
------------------------------------------------------------------------------------------------------------------------
Basic earnings (loss) per common share:
     Earnings (loss) from continuing operations           $       (0.03)   $      (0.08)   $     (0.30)   $     (0.31)
     Earnings (loss) from discontinued operations         $       (0.15)   $      (0.23)   $     (0.04)   $     (0.04)
------------------------------------------------------------------------------------------------------------------------
     Net earnings (loss)                                  $       (0.18)   $      (0.31)   $     (0.34)   $     (0.35)
------------------------------------------------------------------------------------------------------------------------
Diluted earnings (loss) per common share:
     Earnings (loss) from continuing operations           $       (0.03)   $      (0.08)   $     (0.30)   $     (0.31)
     Earnings (loss) from discontinued operations         $       (0.15)   $      (0.23)   $     (0.04)   $     (0.04)
------------------------------------------------------------------------------------------------------------------------
     Net earnings (loss)                                  $       (0.18)   $      (0.31)   $     (0.34)   $     (0.35)
------------------------------------------------------------------------------------------------------------------------

                                                                                       2001
                                                         --------------------------------------------------------------
                                                               FOURTH          THIRD         SECOND          FIRST
-----------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations                  $ (5,037,000)    $(4,506,000)   $ 2,514,000    $ (1,251,000)
Minority interest in operations of subsidiary                 (947,000)       (754,000)      (132,000)       (582,000)
------------------------------------------------------------------------------------------------------------------------
Income (loss) before discontinued operations              $ (4,090,000)    $(3,752,000)   $ 2,646,000    $   (669,000)
Income (loss) from discontinued operations                $ (6,173,000)    $(2,210,000)   $(5,091,000)   $   (642,000)
------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                         $(10,263,000)    $(5,962,000)   $(2,445,000)   $ (1,311,000)
------------------------------------------------------------------------------------------------------------------------
Basic earnings (loss) per common share:
     Earnings (loss) from continuing operations           $      (0.46)    $     (0.42)   $      0.30    $      (0.08)
     Earnings (loss) from discontinued operations         $      (0.70)    $     (0.25)   $     (0.58)   $      (0.07)
------------------------------------------------------------------------------------------------------------------------
     Net earnings (loss)                                  $      (1.16)    $     (0.67)   $     (0.28)   $      (0.15)
------------------------------------------------------------------------------------------------------------------------
Diluted earnings (loss) per common share:
     Earnings (loss) from continuing operations           $      (0.46)    $     (0.42)   $      0.30    $      (0.08)
     Earnings (loss) from discontinued operations         $      (0.70)    $     (0.25)   $     (0.58)   $      (0.07)
------------------------------------------------------------------------------------------------------------------------
     Net earnings (loss)                                  $      (1.16)    $     (0.67)   $     (0.28)   $      (0.15)
------------------------------------------------------------------------------------------------------------------------


                          INDEPENDENT AUDITORS' REPORT


To the Stockholders' and Board of Directors
Firebrand Financial Group, Inc.


We have audited the accompanying consolidated statement of financial condition of Firebrand Financial Group, Inc. and subsidiaries as of January 31, 2002, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Firebrand Financial Group, Inc. and subsidiaries as of January 31, 2002, and the results of its operations, changes in stockholders' equity and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has recurring losses in each of the last two fiscal years and as more fully described in Note 2, the Company anticipates that additional funding will be necessary to sustain the Company's operations through the fiscal year ending January 31, 2002. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                   /s/ Feldman Sherb & Co., P.C.
                                                   -----------------------------
                                                   Feldman Sherb & Co., P.C.
                                                   Certified Public Accountants

New York, New York
April 24, 2002

                          Independent Auditors' Report


The Board of Directors
Firebrand Financial Group, Inc.:


We have audited the accompanying consolidated statement of financial condition of Firebrand Financial Group, Inc. as of January 31, 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the two year period ending January 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Firebrand Financial Group, Inc. as of January 31, 2001, and the results of its operations and its cash flows for each of the years in the two year period ending January 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

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


/s/ KPMG LLP
KPMG LLP
July 3, 2001

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On December 19, 2001 we dismissed our then-independent accountants, KPMG LLP, and replaced them with Feldman, Sherb & Co. Our audit committee and Board of Directors approved the change. In connection with our audits for the most recent two fiscal years and the subsequent period preceding December 19, 2001, there were no disagreements with KPMG LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of KPMG LLP would have caused them to make reference thereto in their report on the financial statements.


PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Compensation

The information required by this item is incorporated by reference to the information to be included in our proxy statement for our 2002 annual meeting of stockholders.

ITEM 11. EXECUTIVE COMPENSATION

Election of Directors

The information required by this item is incorporated by reference to the information to be included in our proxy statement for our 2002 annual meeting of stockholders.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Voting Securities

The information required by this item is incorporated by reference to the information to be included in our proxy statement for our 2002 annual meeting of stockholders.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Transactions

The information required by this item is incorporated by reference to the information to be included in our proxy statement for our 2002 annual meeting of stockholders.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

3.  Exhibits:

 (a)
Exhibit
  No.    Description
------   -----------

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

10.13    Form of Indemnification Agreement (Incorporated by reference to Exhibit
         10.21 to the Registration Statement)

10.14 Stock Option Agreement with Richard Y. Roberts (Incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K for the fiscal year ended January 31, 1998)

10.15 Intercompany Services Agreement between Research Partners International, Inc. and EarlyBirdCapital.com Inc. dated February 1, 2000 (Incorporated by reference to Exhibit 10.18 of the Company's Form 10-K for the fiscal year ended January 31, 2000)

10.16 Asset Purchase Agreement with schedules, dated as of June 28, 1999, among Southeast Research Partners, Inc., Research Partners International, Inc. and Ryan, Beck & Co., Inc. (Incorporated by reference to Exhibit 2.1 to the Form 8-K dated July 6, 1999 ("SERP 8-K"))

10.17 Research Agreement with schedules, dated as of June 28, 1999, between Ryan Beck and Research Partners International, Inc. (Incorporated by reference to Exhibit 10.1 to the SERP 8-K)

10.18 Employment Agreement between the Company and John P. Margaritis dated December 15, 1999 (Incorporated by reference to Exhibit 10.23 of the Company's Form 10-K for the fiscal year ended January 31, 2000)

10.19 Agreement between Firebrand Financial Group, Inc., GKN Securities Corp., and Investec Ernst & Company regarding the transfer of certain brokers and client accounts and override fees to be paid in consideration of such transfer. (Incorporated by reference to Exhibit 2 to Form 8-K dated December 28, 2000)

10.20    2001 Employee Incentive Plan

21.0     Subsidiaries of the Company

23.1     Consent of Feldman Sherb & Co.

23.2     Consent of KPMG LLP

99       Risk Factors


(b) Reports on Form 8-K

o        Form 8-K dated December 20, 2001 (Change of Auditors)

o        Form 8-K/A dated January 4, 2002 (Change of Auditors)

o        Form 8-K dated March 21, 2002 (Sale of Shochet ownership position)

o        Form 8-K/A dated April 8, 2002 (Sale of Shochet ownership position)

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 28, 2002              Firebrand Financial Group, Inc.

                                By: /s/ Eric Citrin
                                    ------------------------------------
                                    Eric Citrin
                                    Controller
                                    (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on May 28, 2002.

/s/ David M. Nussbaum                          Chairman of the Board, President,
--------------------------------------         Chief Executive Officer
David M. Nussbaum                              (Principal Executive Officer)

/s/ Roger N. Gladstone                         Director
-------------------------------------
Roger N. Gladstone

/s/ John P. Margaritis                          Director
-------------------------------------
John P. Margaritis

/s/ Roswitha Mueller                            Director
-------------------------------------
Roswitha Mueller

                                  Exhibit Index

Exhibit
  No.                   Document
-------                 --------
10.20                   2001 Employee Incentive Plan

21                      Subsidiaries of the Company

23.1                    Consent of Feldman, Sherb & Co.

23.2                    Consent of KPMG

99                      Risk Factors