Form 10-Q
period 2002-04-30
FIREBRAND FINANCIAL GROUP INC
filed 2002-06-19
CIK 814774

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2002
                                       or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _ No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                             Outstanding at June 14, 2002
-----                                             ----------------------------
Common Stock, $.0001 par value                       9,746,675 shares

                         Firebrand Financial Group, Inc.
                                      Index

                                                                      Page
Part I - Financial Information

Item  1.   Financial Statements

           Consolidated Statements of Financial Condition as of
           April 30, 2002 (Unaudited) and January 31, 2002             3

           Consolidated Statements of Operations for the three
           Months ended April 30, 2002 and 2001 (Unaudited)            4

           Consolidated Statements of Cash Flows for the three
           months Ended April 30, 2002 and 2001 (Unaudited)            5

           Notes to Consolidated Financial Statements                  6

Item  2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations                         12

Item 3.    Quantitative and Qualitative Disclosures About Market
           Risk                                                        19

Part II - Other Information

Item 2.    Sales of Unregistered Securities during the three
           months ended April 30, 2002                                 19

Item 6.    Exhibits and Reports on Form 8-K                            19

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                FIREBRAND FINANCIAL GROUP, INC. AND SUBSIDIARIES
                 Consolidated Statements of Financial Condition

                                               April 30, 2002 January 31, 2002
                                               -------------- ----------------
                                                 (Unaudited)
                          Assets

Cash and cash equivalents                     $   995,000      $  1,955,000
Receivable from broker dealers                    265,000           399,000
Investment in affiliates                        2,894,000         2,894,000
Office furniture, equipment and leasehold
 improvements, net                                440,000           526,000
Goodwill, net                                      25,000            26,000
Income taxes receivable                            81,000            81,000
Other assets                                      358,000           579,000
                                                ---------       -----------

     Total Assets                             $ 5,058,000      $  6,460,000
                                                =========       ===========

                      Liabilities and Stockholders' Equity

Commissions payable                           $    61,000      $     49,000
Income taxes payable                              615,000           615,000
Accrued expenses and other liabilities            593,000           706,000
Liabilities to discontinued operations            230,000           320,000
                                                ---------       -----------
                                                1,499,000         1,690,000

Minority interests in net assets of
 subsidiary                                       780,000         1,007,000
                                                ---------       -----------
     Total Liabilities                          2,279,000         2,697,000
                                                ---------       -----------

Common stock ($.0001 par value; 35,000,000
 shares authorized; 9,746,675 and 8,904,458
 shares outstanding, respectively)                  1,000             1,000
Additional paid-in capital                     25,424,000        26,355,000
Accumulated deficit                           (22,611,000)      (21,627,000)
Accumulated other comprehensive income (loss)     (35,000)          (35,000)
                                               ----------       -----------
                                                2,779,000         4,694,000
Less treasury stock, at cost: 0 and 305,417
 shares, respectively                                -             (931,000)
                                               ----------       -----------
     Total Stockholders' Equity                 2,779,000         3,763,000
                                               ----------       -----------
     Total Liabilities and Stockholders'
      Equity                                  $ 5,058,000      $  6,460,000
                                               ==========       ===========

          See accompanying notes to consolidated financial statements.

                FIREBRAND FINANCIAL GROUP, INC. AND SUBSIDIARIES
                Consolidated Statements of Operations (Unaudited)

                                                  Three months ended April 30,
                                                  ----------------------------
                                                     2002            2001
                                                  ---------        ---------
Revenues:
 Commissions                                      $  538,000      $   222,000
 Investment banking                                  185,000          877,000
 Principal transactions                                 -             (29,000)
 Interest                                              9,000           65,000
 Other                                               581,000           82,000
                                                   ---------        ---------
Total Revenues                                     1,313,000        1,217,000
                                                   ---------        ---------
Expenses:
 Compensation and benefits                           714,000        1,422,000
 Occupancy and equipment                             768,000        1,495,000
 Communication                                        88,000          486,000
 Brokerage, clearing and exchange fees               189,000           70,000
 Professional fees                                   167,000          383,000
 Business development                                 53,000          104,000
 Other                                               205,000          116,000
                                                   ---------        ---------
Total Expenses                                     2,184,000        4,076,000
                                                   ---------        ---------
Loss before income taxes                            (871,000)      (2,859,000)

Income tax expense                                    33,000           21,000
                                                   ---------        ---------
Loss from continuing operations                     (904,000)      (2,880,000)

Minority interest in operations of subsidiary       (168,000)        (210,000)
                                                   ---------        ---------
Loss before discontinued operations                 (736,000)      (2,670,000)
                                                   ---------        ---------
Discontinued operations:
 Loss from operations of GKN Securities
  Corp. net of income tax expense (benefit) of
  $0 and $0, respectively                           (248,000)        (304,000)

 Loss from operations of Shochet Holdings
  Corp. net of income tax expense (benefit) of
  $0 and $0, respectively                               -             (73,000)
                                                   ---------        ---------
Loss from discontinued operations                   (248,000)        (377,000)
                                                   ---------        ---------
Net loss                                          $ (984,000)     $(3,047,000)
                                                   =========        =========

Basic and diluted (loss) per common share:
 Loss before discontinued operations              $    (0.08)     $     (0.31)
 Loss from discontinued operations                     (0.02)           (0.04)
                                                   ---------        ---------
Net loss                                          $    (0.10)     $     (0.35)
                                                   =========        =========
Weighted average common shares outstanding -
 Basic and diluted                                 9,746,675        8,661,118
                                                   =========        =========

          See accompanying notes to consolidated financial statements.

                FIREBRAND FINANCIAL GROUP, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)

                                                  Three months ended April 30,
                                                  ----------------------------
                                                     2002            2001
                                                  ---------        ---------

Operating activities:
 Net (loss)                                       $ (984,000)     $(3,047,000)
  Adjustments to reconcile net (loss) to net
   cash used in operating activities:
   Depreciation and amortization                     144,000          198,000
   Lease termination charge                             -           1,056,000
   Loss from discontinued operations                 248,000          377,000
   Minority interest in the operations of
    subsidiary                                      (168,000)        (210,000)
   Translation adjustment                               -              (8,000)
   Other                                              23,000         (198,000)
                                                   ---------       ----------
                                                    (737,000)      (1,832,000)
(Increase) decrease in operating assets:
  Receivable from brokers and dealers                134,000         (249,000)
  Securities owned, at market value                     -           2,121,000
  Securities owned, not readily marketable,
   at fair value                                        -              17,000
  Loans receivable                                      -              35,000
  Other assets                                       221,000          261,000
Increase (decrease) in operating liabilities:
  Commissions payable                                 12,000          119,000
  Income taxes payable                                  -              (1,000)
  Payable to affiliate                                  -          (2,000,000)
  Accrued expenses and other liabilities            (113,000)        (299,000)
                                                   ---------       ----------
Net cash used in  operating activities              (483,000)      (1,828,000)
                                                   ---------       ----------
Investing activities:
 Lease termination                                  (477,000)      (1,718,000)
                                                   ---------       ----------
Net cash  used in investing activities              (477,000)      (1,718,000)
                                                   ---------       ----------
Financing activities:
 Advances from  discontinued affiliate                  -           1,655,000
 Proceeds from sale of
  EarlyBirdCapital.com stock                            -             475,000
                                                   ---------       ----------
Net cash provided by  financing activities              -           2,130,000
                                                   ---------       ----------
Net decrease in cash and cash equivalents           (960,000)      (1,416,000)

Cash and cash equivalents at beginning of year     1,955,000        5,038,000
                                                   ---------       ----------
Cash and cash equivalents at end of period        $  995,000      $ 3,622,000
                                                   =========       ==========


          See accompanying notes to consolidated financial statements.

                Firebrand Financial Group, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

(1)      Organization and Recent Events

The consolidated financial statements include the activities of Firebrand Financial Group, Inc. and its subsidiaries (collectively, the "Company"). The Company is primarily engaged in investment banking and asset management services and to a lesser extent retail brokerage. The investment banking business structures and manages private offerings for early stage companies. The asset management business provides asset management services to investors though Dalewood Associates, Inc. and EarlyBirdCapital Management Limited, which both manage venture capital funds that invest primarily in early stage companies. The retail brokerage business charges commissions for individual and institutional clients for executing buy and sell orders of securities on national and regional exchanges and in the over the counter markets. In February 2001, the Company initiated a line of business through the StreetWide Asset Recovery Group, which provides debt recovery services to broker/dealers in the financial community. In December 2001, the Company added an institutional sales group at EarlyBirdCapital, Inc. ("EarlyBird").

The Company's main operating subsidiaries are EarlyBirdCapital, Inc., Dalewood Associates, Inc. ("Dalewood")and EarlyBirdCapital Management Limited ("EBCM"). The Company holds a 63.6% ownership interest in the parent company of these entities, EarlyBirdCapital.com Inc. As a result, a minority interest exists which appears in the Company's Consolidated Statement of Financial Condition.

During fiscal 2001, the Company transferred the retail accounts of its wholly owned GKN Securities Corp. full service brokerage subsidiary to other broker/dealers, effectively terminating that activity. In fiscal 2001, EarlyBirdCapital.com wrote off its investment in Angeltips.com Inc., and recognized a loss of $1,363,000; said investment had been initiated earlier in the current fiscal year. The write off represented management's assessment of the impairment to value reflected by marked change in the environment for angel websites. In December 2000, the Company's Board approved a plan to dispose of its 53.5% interest in Shochet Holding Corp ("Shochet"), whose principal operation, Shochet Securities, Inc. (subsequently renamed SSI Securities Inc. ("SSI")) provided discount retail brokerage services in South Florida. On August 1, 2001 Shochet announced that SSI had signed a definitive agreement to transfer substantially all of its brokers, accounts and operating assets to another independent broker/dealer, BlueStone Capital Corp. ("BlueStone"). This transaction closed on August 31, 2001, leaving Shochet as a public shell. On November 7, 2001 BlueStone announced that it had in turn sold substantially all of its operating assets to another independent broker/dealer, Sands Brothers & Co., Ltd. ("Sands"). As of October 1, 2001, EarlyBirdCapital.com sold its ownership interest in EBCapital (Europe) AG. On March 12, 2002, the Company announced that it had signed a definitive agreement to sell all of its interest, except for 52,785 shares of common stock, in Shochet to Sutter Opportunity Fund 2, LLC. This transaction closed on March 28, 2002.

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

The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and the liquidation of liabilities and commitments in the normal course of business. The Company's operations for fiscal 2002 have consumed substantial amounts of cash and have generated significant net losses, which have reduced stockholders' equity to $2,779,000 at April 30, 2002. As noted above, many of the product lines previously offered by the Company have been discontinued. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management believes that the Company's future success is dependent upon its ability to (i) streamline its operations to reduce costs, and
(ii) generate new sources of revenue. The Company has begun reducing costs and has expanded into new lines of business. Notwithstanding the foregoing, the Company's cash resources remain constrained and are not sufficient to meet existing contractual obligations and liabilities.

Fair Value of Financial Instruments

Substantially all of the Company's financial assets and liabilities are carried at market or fair values or at amounts that approximate current fair value due to their short-term nature.

Cash and Cash Equivalents

Cash equivalents are highly liquid securities with maturities of three months or less when purchased. As collateral to an equipment lease, the Company has maintained a restricted cash escrow account which equaled $955,000 at January 31, 2002. This restriction was lifted in March 2002.

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

Investments in affiliates

Investments consist primarily of an investment in a limited partnership, which are accounted for using the equity method.

Depreciation and Amortization

Office furniture, equipment and leasehold improvements are stated at cost, net of accumulated depreciation and amortization of $1,272,000 and $1,128,000 at April 30, 2002 and January 31, 2002, respectively. Office furniture and equipment are depreciated using either an accelerated method or a straight-line method, where applicable, over the estimated useful lives.

Leasehold improvements are amortized over the lesser of the life of the lease or estimated useful life of the improvement.

Goodwill

Goodwill represents the excess of the purchase price over the net assets acquired upon the Company's acquisition of Dalewood Associates, Inc. ("Dalewood") in December 1996. Effective February 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment. In connection with the adoption of Statement 142, the Company ceased the amortization of goodwill and intangible assets that were determined to have an indefinite useful life and that had been acquired in a purchase business combination. The Company is in the process of testing intangible assets having an indefinite useful life for impairment in accordance with the provisions of Statement 142.

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

Shochet Holding

In December 2000, the Company's Board approved a plan to dispose of its 53.5% interest in Shochet Holding Corp. ("Shochet"), whose principal operation, SSI Securities, Inc. ("SSI") (previously known as Shochet Securities, Inc.), provided discount retail brokerage services in South Florida. On August 1, 2001 Shochet announced that SSI had signed a definitive agreement to transfer substantially all of its brokers, accounts, and operating assets to another independent broker/dealer, BlueStone Capital Corp. ("BlueStone"). This transaction closed on August 31, 2001, leaving Shochet as a public shell. As part of the transaction the name "Shochet Securities" was sold to BlueStone. Shochet Securities changed its name to SSI Securities, Inc. On November 7, 2001 BlueStone announced that it had in turn sold substantially all of its operating assets to another independent broker/dealer, Sands Brothers & Co., Ltd. ("Sands"). This transaction included the sale of the assets acquired by BlueStone from SSI. As part of the transaction, Sands, BlueStone and SSI entered into an agreement of the same date whereby Sands and BlueStone were relieved of their commitment to pay SSI an override on commission revenue generated on the transferred accounts in exchange for a payment of $314,000.

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

(4)      Segment and Geographic Area Information

Subsequent to the discontinuance of operations as discussed above, the Company's remaining continuing product lines, investment banking and asset management services, are directed by a common management team. As such, no segment reporting by business line is presented.

The Company's principal operations are located in New York City in the United States.

(5)      Commitments and Contingencies

The Company's broker-dealer subsidiaries are involved in various other legal proceedings arising from its securities activities. GKN Securities held a $1.5 million reserve for such legal matters at April 31, 2002. While GKN has recognized this book reserve, it will not have sufficient cash balances to cover these potential liabilities.

(6)      Earnings Per Common Share

The following table sets forth the computation of basic and diluted EPS:

                                                   Three months ended
                                                       April 30,
                                                  2002                  2001
                                                  ----                  ----

Numerator for basic and diluted EPS:
   Loss before discontinued
      operations                              $  (736,000)       $  (2,670,000)
   Loss from
   discontinued operations                       (248,000)            (377,000)
                                                ----------           -----------
   Net loss                                   $  (984,000)       $  (3,047,000)
                                                ==========           =========
Denominator for basic and diluted EPS:
   Weighted-average common shares               9,746,675            8,661,118
                                                ==========           =========

Basic and diluted EPS:
   Loss before
   discontinued operations                    $     (0.08)       $       (0.31)
   Loss from discontinued operations                (0.02)               (0.04)
                                                ----------          ----------
   Net loss                                   $     (0.10)       $       (0.35)
                                                ==========          ==========


(7)      Net Capital Requirements

EarlyBirdCapital is a registered broker-dealer with the Securities and Exchange Commission (the "SEC") and member firms of the National Association of Securities Dealers ("NASD"). As such, EarlyBirdCapital is subject to the SEC's Uniform Net Capital Rule (SEC rule 15c3-1), which requires the maintenance of minimum net capital.

EarlyBirdCapital computes net capital under the standard aggregate indebtedness method permitted by the net capital rule, which requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to
1. At April 30, 2002, EarlyBirdCapital had net capital of $319,000, which was $219,000 in excess of its required net capital of $100,000. EarlyBird's ratio of aggregate indebtedness to net capital was 0.69 to 1.

(8)      Supplemental Cash Flow Information
                                                 Three Months ended
                                                      April 30,
                                                 -------------------
                                                   2002       2001
                                                 -------     -------
Cash paid for:
   Income taxes                                $  33,000    $ 26,000
                                                 =======     =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis of the consolidated results of operations and financial condition of Firebrand Financial Group, Inc. and subsidiaries should be read in conjunction with the Consolidated Financial Statements included in Item 1 of this document.

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

Our operations have consumed substantial amounts of cash and have generated significant net losses. We have curtailed or discontinued many of the product lines we previously offered. These matters raise doubt about our ability to continue as a going concern, as cited in Footnote 1 to the consolidated financial statements. We believe that our future success is dependent upon our ability to (i) streamline our operation to reduce costs, and (ii) generate new sources of revenue. We have begun reducing costs and have expanded into new lines of business.

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

Results of Operations

Three Months Ended April 30, 2002 vs. Three Months Ended April 30, 2001

Loss before discontinued operations for the three months ended April 30, 2002 was $736,000 as compared with a loss before discontinued operations of $2,670,000 for the three months ended April 30, 2001. The decrease was caused by a $96,000 increase in revenues and a $1,892,000 decrease in expenses. These were partially offset by a $12,000 increase in income tax expense and a $42,000 decrease in the recognition of the minority interest's portion of the loss before discontinued operations. Revenues increased primarily due to an increase in commissions and other revenue, partially offset by a decrease in investment banking revenue and interest revenue. Expenses decreased due to reductions in compensation and benefits expense, occupancy and equipment expense, communication expense, professional fees expense, and business development expense, partially offset by an increase in brokerage, clearing and exchange fees expense and other expense. Loss from discontinued operations for the period was $248,000, compared to a loss of $377,000 for the comparable quarter in the prior year. Loss from discontinued operations is discussed below in "Discontinued Operations." Net loss for the period was $984,000, compared to a loss of $3,047,000 in the first quarter of the prior fiscal year. Basic and diluted loss per share of common stock was $0.10 for the first quarter of fiscal 2003 as compared to a loss of $0.35 for the fiscal 2002 quarter. Basic and diluted loss before discontinued operations per share of common stock was $0.08 for the first quarter of fiscal 2003 as compared to a loss of $0.31 in the comparable quarter in fiscal 2002.

Revenues

Total revenues from continuing operations increased by 8% to $1,313,000 for the first quarter of fiscal 2003, versus the year-earlier period, mainly as a result of an increase in commission revenues and other revenues.

Commission revenues contributed $538,000 to revenues in the first quarter of fiscal 2003, versus $222,000 in the comparable quarter in fiscal 2002. The increased commission revenues reflect the addition of an institutional sales group at EarlyBird in December 2001.

Investment banking revenues decreased to $185,000 from $877,000, a 79% decrease. All of these revenues were generated at EarlyBird. During the first quarter of fiscal 2003 EarlyBird received a finder's fee of $130,000 and other investment banking fees of $55,000.

Losses from principal transactions were $0 in the first quarter of fiscal 2003, versus a loss of ($29,000) in the comparable quarter in fiscal 2002.

Interest income was $9,000 in the first quarter of fiscal 2003, versus $65,000 for the comparable period. The decrease was the result of lower investable cash balances and lower interest rates.

Other revenues increased to $581,000 in the fiscal 2003 quarter, versus $82,000, primarily as a result of the proceeds resulting from Firebrand Financial's sale of its interest in Shochet.

Expenses

Total expenses from continuing operations for the first quarter of fiscal 2003 were $2,184,000, a 46% decrease from the same quarter in fiscal 2002. The decrease is attributable to decreases in compensation, occupancy and equipment, communication, and professional fees expenses. These decreases were partially offset by an increase in brokerage, clearing and exchange fees.

Compensation and benefit expense decreased to $714,000, from $1,422,000. The decrease was attributable to decreased headcounts at EarlyBird and Firebrand Financial.

Occupancy & equipment expense decreased to $768,000 from $1,495,000. The decrease reflects the one-time charge in the prior fiscal quarter of $619,000 associated with the buyout of certain operating leases.

Communication expenses decreased to $88,000 from $486,000. Again, this decrease reflects the one-time charge in the prior fiscal quarter of $437,000 associated with the buyout of certain operating leases.

Brokerage, clearing and exchange fees for the fiscal 2003 quarter were $189,000 compared to $70,000 in the fiscal 2002 quarter. This increase was directly attributable to the introduction of the institutional sales group in December 2001.

Professional fees decreased to $167,000 from $383,000. The decrease was the result of lower legal costs.

Business development expense decreased 49% to $53,000 in the first quarter of fiscal 2003, as a result of a decrease in this activity at EarlyBird.

Other expenses increased to $205,000 from $116,000, primarily the result of a $90,000 payment to a party affiliated with EarlyBirdCapital Management.

Income taxes

For the quarter ended April 30, 2002, we recognized $33,000 of income taxes, as compared to $21,000 in the comparable quarter of the prior year..

Discontinued operations

During the fiscal year ended January 31, 2001, we made the strategic decision to de-emphasize retail securities brokerage activity. Accordingly, we arranged to transfer our full service retail brokerage accounts at GKN Securities to a series of broker/dealers, who in turn hired the GKN brokers. Further, in

December 2000, our Board approved a plan to sell its 53.5% majority stake in Shochet Holding, whose primary activity was discount retail brokerage in South Florida through SSI. In October 2001, EarlyBirdCapital.com sold its ownership interest in EBCapital (Europe) AG. Finally, in March 2002 we sold most of our remaining interest in Shochet Holding to Sutter Opportunity Fund 2.

GKN is considered a discontinued operation for the financial statements of the quarter ended April 30, 2002. Certain revenue and expense amounts in prior years have been reclassified to reflect the impact of the discontinued operation, as well as certain balance sheet items.

For the quarter ended April 30, 2002, GKN incurred losses of $248,000, compared to losses of $304,000 in the comparable quarter of the prior year. The current year loss reflects additional legal costs related to existing litigation and customer arbitrations. In the prior year quarter, Shochet incurred losses of $73,000.

Weighted average common shares outstanding

The average numbers of common shares and common stock equivalents used in the computation of basic and diluted earnings per share were 9,746,675 for the first quarter of fiscal 2003, compared with 8,661,118 in the prior year's period.

Liquidity and Capital Resources

Approximately 25% of assets at April 30, 2002 were highly liquid, consisting primarily of cash and cash equivalents and receivables from other broker-dealers. Additionally, approximately 57% of our assets are an investment in Dalewood Associates LP, which we believe we could liquidate at a discount, if necessary. At April 30, 2002, we held $230,000 of net liabilities for discontinued operations, for which we have continued financial exposure.

Our brokerage subsidiary, EarlyBirdCapital, Inc., is subject to the net capital rules of the NASD and SEC. As such, we are subject to certain restrictions on the use of capital. EarlyBird's net capital position as of April 30, 2002 was $319,000, which was $219,000 in excess of its net capital requirement.

Our overall capital and funding needs are continually reviewed to ensure that our capital base can support the estimated needs of its business units. These reviews take into account business needs as well as regulatory capital requirements of the subsidiaries. Our present level of revenues are not covering expenses. ^ At present, there is doubt about the Company's ability to continue as a going concern. Management believes that the Company's future success is dependent upon its ability to (i) streamline its operations to reduce costs and
(ii) generate new sources of revenue. The Company has begun reducing costs and has expanded into new lines of business. Notwithstanding the foregoing, the Company's cash resources remain constrained and are not sufficient to meet existing contractual obligations and liabilities.

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

Consolidated Contractual Obligations and Lease Commitments

The table below summarizes information about our consolidated contractual obligations as of April 30, 2002 and the effects these obligations are expected to have on our consolidated liquidity and cash flow in future years. This table does not include any projected payment amounts related to GKN's potential exposure to arbitrations and other legal matters.

                                       Payments due by Period
                  Total      Less than 1   1 - 2       2 - 3        3 - 4     After 4
Operating lease                 year       years       years        years      years
                             ----------------------------------------------------------
obligations     $13,066,000  $1,017,000  $1,048,000  $1,097,000   $1,167,000 $8,737,000


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

Other Matters

New Accounting Pronouncements

In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes standards for accounting and reporting of derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities, which was subsequently amended in June 1999 and 2000. SFAS 133 is effective for fiscal quarters beginning after January 1, 2001. The effect of SFAS 133 was not material to our financial statement disclosures.

In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001, and the provisions of SFAS No. 142 are effective for all fiscal years beginning after December 15, 2001. These statements did not have a significant impact on our financial position or results of operations.

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

For a more complete discussion of these and other factors, see Exhibit 99 to our Annual Report on Form 10-K for the fiscal year ended January 31, 2002. We have no obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of these statements.

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

PART II - OTHER INFORMATION

    Item 2. Changes in securities: Sales of Unregistered Securities during the three months ended April 30, 2002

         None.

    Item 6.  Exhibits and Reports on Form 8-K
(a)      Exhibits:
            None.

(b)      Reports on Form 8-K:
             None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 19, 2002                  Firebrand Financial Group, Inc.


                                  /s/Eric Citrin
                                     -------------------------------
                                     Controller
                                    (Principal Financial and Accounting Officer)


                                  /s/David M. Nussbaum
                                     -------------------------------
                                     Chairman of the Board, President, Chief
                                     Executive Officer
                                    (Principal Executive Officer)