Form 10-K/A
period 2002-01-31
FIREBRAND FINANCIAL GROUP INC
filed 2002-08-28
CIK 814774

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-K/A

(Mark One)
[ X ]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended January 31, 2002

                                       OR

[   ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the transition period from                to
                                      --------------    ------------

                         Commission file number 0-21105


                         FIREBRAND FINANCIAL GROUP, INC.
                 ----------------------------------------------
                 (Name of small business issuer in Its charter)


         Delaware                                           13-3414302
--------------------------------                        ------------------
  (State or other jurisdiction                           (I.R.S. Employer
of incorporation or organization)                       Identification No.)


 One State Street Plaza, New York, New York                     10004
---------------------------------------------               -------------
  (Address of Principal Executive Offices)                    (Zip Code)

                                 (215) 208-6500
                 -----------------------------------------------
                (Issuer's Telephone Number, Including Area Code)



The Registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the fiscal year ended January 31, 2002 as set forth in the pages attached hereto:

    To Add:
     Item 10.    Directors and Executive Officers of the Registrant
     Item 11.    Executive Compensation
     Item 12.    Security Ownership of Certain Beneficial Owners and Management
     Item 13.    Certain Relationships and Related Transactions

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Our current executive officers and directors are as follows:

       Name                        Age     Position

       David M. Nussbaum           48      Chairman of the Board,
                                             Chief Executive Officer,
                                             President and Secretary
       Roger N. Gladstone          48      Vice Chairman and Director
       John P. Margaritis          53      Director
       Roswitha Mueller            44      Director
       Eric Citrin                 40      Chief Financial Officer


         David M. Nussbaum has served as our chairman of the board, president, chief executive officer and secretary since January 1, 2002. From June 1999 until December 1999, he and Peter R. Kent, comprised the office of the chief executive and they shared executive responsibilities. Mr. Nussbaum served as the chairman of our board of directors until December 2000 and was reelected to that position effective January 1, 2002. Mr. Nussbaum served as chief executive officer from September 1990 until June 1999, served as our executive vice president from January 1987 until September 1990 and has served as one of our directors since January 1987. In June 1999 he became chairman of the board and chief executive officer of EarlyBirdCapital.com Inc. and EarlyBirdCapital, Inc. (formerly Southeast Research Partners, Inc.), and prior to that time served as an executive officer of that subsidiary since it was acquired by us in March 1997. He has been an executive officer of Dalewood Associates, Inc. since our acquisition of Dalewood in December 1996. Mr. Nussbaum serves on the Board of Arbitrators of the National Association of Securities Dealers, Inc. He is also a member of the Young Presidents Organization and a member of the Board of Directors of the Sid Jacobson Jewish Community Center in Roslyn, New York. From 1984 through 1986, Mr. Nussbaum was engaged primarily in the acquisition, management, syndication and operation of real estate projects. From 1980 through 1984, Mr. Nussbaum was engaged in the private practice of law at the firm of Rosenman Colin Freund Lewis & Cohen in New York. Mr. Nussbaum graduated from the University of Michigan, magna cum laude. He received his law degree (cum laude; Order of the Coif) from New York University School of Law.

         Roger N. Gladstone has been the vice chairman of our board of directors since June 1999 and one of our directors since January 1987. He served as our president from January 1987 until June 1999. In November 1999 he became chairman of the board and chief executive officer of Shochet Holding Corp. ("Shochet"), and served in that capacity until March 2002. Mr. Gladstone also served as an executive officer and director of SSI Securities Corp. ("SSI") (previously known as Shochet Securities, Inc.) since it became a subsidiary of ours in November 1995 until August 2001. He also served as president of GKN Securities, Inc. ("GKN") until June 1999. Mr. Gladstone serves on the Board of Arbitrators of the National Association of Securities Dealers, Inc. He is also a member of the Young Presidents Organization and an honorary member of the board of directors of the Sid Jacobson Jewish Community Center in Roslyn, New York. Mr. Gladstone is a Director of No Small Affair South, a charitable foundation which provides positive experiences for disadvantaged children. From 1984 through 1986, Mr. Gladstone was engaged primarily in the acquisition, management, syndication and operation of real estate projects. From 1980 through 1984, Mr. Gladstone was engaged in the private practice of law in New York. Mr. Gladstone graduated from Stanford University, received a Master of Business Administration from New York University and received his law degree from the Benjamin N. Cardozo School of Law, Yeshiva University.

         John P. Margaritis has served as one of our directors since August 1996. He served as our chairman from December 2000 through December 31, 2001 and as our president and chief executive officer from December 1999 through December 31, 2001. Since January 2002, Mr. Margaritis has managed his personal investments. From September 1998 until November 1999, Mr. Margaritis served as president and chief executive officer of The Hawthorn Group New York, an international public relations firm. Mr. Margaritis was the president and chief executive officer of Ogilvy Adams & Rinehart (currently known as Ogilvy Public Relations Worldwide), a public relations firm, from January 1994 through May 1997, and was the president and chief operating officer from January 1992 to January 1994. From 1988 until January 1992, Mr. Margaritis was chairman and chief executive officer of Ogilvy & Mather Public Relations. Mr. Margaritis is a director of the Arthur Ashe Institute for Urban Health and Research America, a non-profit organization to promote government's support of medical research. Mr. Margaritis is a trustee of Washington and Jefferson College. Mr. Margaritis graduated from Washington and Jefferson College and received his masters degree from the New School for Social Research.

         Roswitha S. Mueller has served as one of our directors since June 1999. Ms. Mueller is a director of Acacia Soho LLC, a private money management firm. From 1992 until November 1998 she served in various positions with Merrill Lynch & Co. and was Vice President Institutional Sales in that firm's New York office from March 1996 until November 1998. Prior to that time, Ms. Mueller performed financial analysis and portfolio management at BZ Bank Zurich Ltd. from 1986 until 1990. She received her Masters in Business Administration in Finance from the Amos Tuck School of Business Administration, Dartmouth College, and her Master of Arts from the University of Basel. Ms. Mueller is the cousin of decedent Dr. Ernst Muller-Mohl, whose estate beneficially owns more that 5% of our outstanding common stock.

         Eric Citrin has served as our Chief Financial Officer since May 2002. From April 2000 to April 2002, Mr. Citrin served as our controller. From September 1999 to March 2000, Mr. Citrin was an audit manager at Goldstein Golub Kessler, P.C., an independent public accounting firm. From December 1996 until September 1999, Mr. Citrin was an independent accounting consultant to companies in the securities industry. Mr. Citrin is a Certified Public Accountant, and a member of the New York State Society of CPAs, the American Institute of CPAs and the Security Industry Association. Mr. Citrin graduated from The City University of New York - Queens College and received a Bachelor of Arts in Accounting.

         Roger N. Gladstone is the brother-in-law of David M. Nussbaum. No other family relationships exist between any of our executive officers or directors.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons also are required to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on our review of the copies of such forms furnished to us and representations that no other reports were required, all Section 16(a) reporting requirements were complied with during fiscal 2002.

ITEM 11. EXECUTIVE COMPENSATION

         The following table shows the compensation paid by us and our subsidiaries, as well as certain other compensation paid or accrued, during the fiscal years ended January 31, 2002, 2001 and 2000, to all persons who served as our Chief Executive Officer during fiscal 2002 and to our other most highly compensated executive officers whose compensation was $100,000 or greater during fiscal 2002. The following individuals are referred to as the "Named Officers."


---------------------------------------------------------------------------------------------------------------------------

                                                Summary Compensation Table

---------------------------------------------------------------------------------------------------------------------------

                                                                                       Long Term               All Other
                                                          Annual Compensation         Compensation           Compensation(1)
                                                          -------------------         -------------          ---------------
                                            Fiscal Year                           Restricted
                                               Ended                                Stock
       Name and Principal Position          January 31,     Salary       Bonus      Awards      Options
       ---------------------------          -----------     ------       -----    ----------    -------
                                                              ($)         ($)        ($)         (#)            ($)

David M. Nussbaum                              2002        120,000       -0-       -0-          -0-         256,712(2)
  Chairman and Chief Executive Officer         2001        120,000       -0-       -0-          -0-         553,700(3)
  since January 1, 2002                        2000        120,000     250,000   250,000(4)     -0-         292,372(5)


John P.  Margaritis                            2002        201,667       -0-       -0-          -0-          27,500(6)
   Chairman and Chief Executive Officer        2001        220,000       -0-       -0-        180,000(7)     30,000(6)
   from December 1999 until December           2000         26,250      15,000    15,000(4)     -0-          12,500(8)
   31, 2001


Roger N. Gladstone                             2002        120,000       -0-       -0-          -0-           7,673(2)
  Vice Chairman                                2001        120,000       -0-       -0-          -0-         405,580(3)
                                               2000        120,000     150,000   150,000(4)     -0-         278,499(5)

Peter R. Kent                                  2002        200,000       -0-       -0-          -0-          16,529(2)
  Chief Operating Officer of the               2001        191,838       -0-       -0-          -0-          10,203(3)
  Company until May 10, 2002                   2000        200,000     150,000   150,000(4)    20,000        10,000(5)

-----------------------------------------------------------------------------------------------------------------------

         (1) Amounts shown for David M. Nussbaum and Roger N. Gladstone consist primarily of commissions paid on the brokerage of securities.

         (2) Amounts shown for fiscal 2002 also include, to a lesser extent, contributions pursuant to our 401(k) plan and Deferred Compensation Plan. Contributions to the 401(k) plan consisted of cash in the amount of $2,550, $1,800 and $2,537, on behalf of David M. Nussbaum, Roger N. Gladstone and Peter
R. Kent, respectively, to match, based upon a formula set forth in the 401(k) plan, fiscal 2002 pre-tax salary reduction deferral contributions (included herein under the column Salary). The matching contribution vests based upon years of service in accordance with a formula set forth in our 401(k) plan, but the salary reduction deferral amount contributed by the employee is 100% immediately vested upon deferral by such employee. Dollar values of common stock in the amounts of $9,186, $4,555 and $13,992 were contributed by us in January 2002 to our Deferred Compensation Plan on behalf of David M. Nussbaum, Roger N. Gladstone and Peter R. Kent, respectively, to match the amount of fiscal 2002 pre-tax compensation which was deferred (included herein under the column Other Compensation) by each of such persons, respectively, and contributed by them to their respective accounts under the Deferred Compensation Plan. Dollar values of our common stock contributed by us are based upon the closing price of our common stock on the last trading day of fiscal year 2002. The matching contribution of our common stock has a three-year vesting period beginning at the end of the applicable deferral year. However, by special board resolution in December 2001, all unvested stock outstanding associated with the deferred compensation program, was vested as of December 19, 2001.

         (3) Amounts shown for fiscal 2001 also include, to a lesser extent, contributions pursuant to our 401(k) plan and Deferred Compensation Plan. Contributions to the 401(k) plan consisted of (a) cash in the amount of $1,312, $1,312 and $1,312 and (b) dollar values of common stock in the amounts of $1,312, $1,312 and $1,312, all on behalf of David M. Nussbaum, Roger N. Gladstone and Peter R. Kent, respectively, to match, based upon a formula set forth in the 401(k) plan, fiscal 2001 pre-tax salary reduction deferral contributions (included herein under the column Salary). Dollar values of our common stock contributed by us are based upon the closing price of our common stock on the last trading day of calendar year 2000. The matching contribution vests based upon years of service in accordance with a formula set forth in our 401(k) plan, but the salary reduction deferral amount contributed by the employee is 100% immediately vested upon deferral by such employee. Dollar values of common stock in the amounts of $15,127, $14,075 and $7,579 were contributed by us in January 2001 to our Deferred Compensation Plan on behalf of David M. Nussbaum, Roger N. Gladstone and Peter R. Kent, respectively, and contributed by them to their respective accounts under the Deferred Compensation Plan. Dollar values of our common stock contributed by us are based upon the closing price of our common stock on the last trading day of fiscal year 2001. The matching contribution of our common stock has a three-year vesting period beginning at the end of the applicable deferral year. However, by special board resolution in December 2000, all unvested stock outstanding, associated with the deferred compensation program, was vested as of December 13, 2000.

         (4) Amounts shown represent dollar values of restricted shares (IC Shares) pursuant to our 1996 Incentive Compensation Plan based on the closing price of our common stock on the date immediately preceding the date of grant. The IC Shares reported above were vested by special board resolution as of December 13, 2000.

         (5) Amounts shown also include contributions by us to our 401(k) plan and Deferred Compensation plan. Contributions to our 401(k) plan consisted of
(a) cash in the amount of $5,250, $5,250 and $5,000 and (b) dollar values of common stock in the amounts of $5,250, $5,250 and $5,000, on behalf of David M. Nussbaum, Roger N. Gladstone and Peter R. Kent, respectively, to match, based upon a formula set forth in the 401(k) plan, fiscal 2000 pre-tax salary reduction deferral contributions (which 401(k) employee deferral contribution amounts are included herein under the column Salary). Dollar values of the common stock contributed by us are based upon the closing price of our common stock on the last trading day of calendar year 2000. The matching contribution vests based upon years of service in accordance with a formula set forth in our 401(k) plan, but the salary reduction deferral amount contributed by the employee is 100% immediately vested upon deferral by such employee. Amounts shown also represent dollar values of restricted shares contributed by us and allocated to the accounts of David M. Nussbaum and Roger N. Gladstone pursuant to our Deferred Compensation Plan. Dollar values of common stock in the amounts of $21,417 and 16,588 were contributed by us in March 2000 to our Deferred Compensation Plan on behalf of David M. Nussbaum and Roger N. Gladstone, respectively, to match the amount of fiscal 2000 pretax commission payout which was deferred (included herein under the column Other Compensation) by each of such officers, respectively, and contributed by them to their respective accounts under our Deferred Compensation Plan. The matching contribution of our common stock has a three-year vesting period beginning at the end of the applicable deferral year. These shares were vested by a special board resolution as of December 13, 2000.

         (6) Represents a non-accountable expense allowance of $2,500 per month during fiscal 2001 and $2,500 per month during fiscal 2002.

         (7) Includes options to purchase 5,000 shares, which Mr. Margaritis received as a non-employee director prior to becoming Chief Executive Officer.

         (8) Represents non-employee director compensation of $2,500 per fiscal quarter. In fiscal 2000, also includes $2,500 for a non-accountable expense allowance.

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

Option Grants in Last Fiscal Year

         No stock options were granted to the Named Officers during fiscal 2002.

Option Exercises and Holdings

         The following table sets forth information concerning the number and value of unexercised options held by each of the Named Officers as of January 31, 2002.


-----------------------------------------------------------------------------------------------------------------------------

             AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
                        FISCAL YEAR-END OPTION/SAR VALUES
-----------------------------------------------------------------------------------------------------------------------------
                             Shares                     Number of Securities Underlying         Value of Unexercised
                             Acquired        Value         Unexercised Options/SARs at         In-The-Money Options/SARs
       Name                 on Exercise     Realized         Fiscal Year-End (#)(1)            at Fiscal Year-End ($)(2)
       ----                 -----------     --------     ------------------------------      ------------------------------
                                (#)           ($)         Exercisable     Unexercisable      Exercisable      Unexercisable
                                                         ------------     -------------      -----------      -------------

John Margaritis                 -0-           -0-           188,334           1,666              -0-               -0-
David M. Nussbaum               -0-           -0-             -0-             -0-                -0-               -0-
Roger N. Gladstone              -0-           -0-             -0-             -0-                -0-               -0-
Peter R. Kent                   -0-           -0-           86,667           33,332              -0-               -0-
-------------------------- -------------- ------------- ---------------- ----------------- ----------------- ----------------

         (1) Represents shares issuable upon exercise of options granted under the 1991 Plan.

         (2) Based on the difference between the closing sale price of our common stock on January 31, 2002 ($0.08) and the exercise price of the option multiplied by the number of shares of common stock subject to the option.

Compensation Arrangements

         Employment Agreements Regarding Named Officers

         Firebrand Financial Group, Inc.

         Effective February 1, 2002, we entered into an employment agreement with David Nussbaum to serve as our Chairman, President and Chief Executive Officer. The agreement provides for a salary of $10,000 per month and is terminable by either party at the end of any calendar month.

         We had employment agreements with each of David M. Nussbaum and Roger
N. Gladstone which expired on April 30, 1999 but were extended on a month-to-month basis by an employment letter agreement between us and them, dated as of April 28, 1999. Each agreement provided for a salary at the minimum rate of $20,000 per month and the issuance of up to 15% of any underwriter warrants issuable to us in connection with our corporate finance and investment banking activities. Messrs. Nussbaum and Gladstone each received payments of 20% of the gross brokerage commissions generated under any customer accounts assigned to Messrs. Nussbaum and Gladstone, as well as Robert Gladstone (an aggregate 60% pay-out) and they were also entitled to bonuses under the IC Plan. The agreements continued until either we or the employee gives the other notice to terminate the employment agreement at the end of any month, at least thirty days prior to the end of such month, unless terminated earlier under conditions set forth in the agreement. Notwithstanding the foregoing, effective February 1, 1999, each of Messrs. Nussbaum, Gladstone and Gladstone voluntarily agreed to waive one-half of their base-salary until such time as we had reported two consecutive profitable quarters. Subsequently, David Nussbaum and Roger Gladstone agreed to receive payment solely pursuant to their employment agreements with EarlyBirdCapital.com and Shochet, respectively, the terms of which are described below.

         We also had an employment agreement with John P. Margaritis, our former Chairman and Chief Executive Officer, which expired December 31, 2001. The agreement provided for an annual salary of $220,000 and a non-accountable expense allowance in the aggregate monthly amount of $2,500 for the term of the agreement. Mr. Margaritis was also entitled to receive a bonus in an amount to be determined by our board of directors, for the realization of investment banking revenues which result from business referred to us by Mr. Margaritis. Mr. Margaritis was also eligible to receive bonuses under the IC Plan discussed below.

         We also had an employment agreement with Peter R. Kent, our former Chief Operating Officer, which expired on April 30, 1999 but which was extended on a month-to-month basis by an employment letter agreement between us and Mr. Kent, dated as of April 28, 1999. The agreement provided for a salary at a minimum rate of $16,666.67 per month. Mr. Kent was also entitled to bonuses under the IC Plan. The agreement continued until either we or Mr. Kent gives the other notice to terminate the employment agreement at the end of any month at least thirty days prior to the end of such month, unless terminated earlier under conditions set forth in the agreement. Notwithstanding the foregoing, Mr. Kent agreed to reduce his salary to $6,666 per month. The remainder of Mr. Kent's salary was paid pursuant to his employment agreement with EarlyBirdCapital.com, the terms of which are described below. Mr. Kent resigned and this agreement, as well as his employment agreement with EarlyBirdCapital.com discussed below, were terminated effective May 10, 2002.

         EarlyBirdCapital.com

         As of February 23, 2000, each of Messrs. Nussbaum and Kent had entered into an employment agreement with EarlyBirdCapital.com which require that such individuals dedicate a substantial majority of their business time to the affairs of EarlyBirdCapital.com. Messrs. Nussbaum and Kent spend the balance of their business time working for us and our other subsidiaries. The agreements terminate on December 31, 2002 or such earlier times as set forth in the agreements. The agreements provide for an annual base salary of $120,000 per year, with increases and bonuses as the board of directors of EarlyBirdCapital.com may determine from time to time. To the extent Mr. Nussbaum or Mr. Kent serves as a broker for one of our other subsidiaries brokerage businesses, they would also be paid customary commissions by the respective brokerages.

         Shochet Holding

         Our subsidiary, Shochet, entered into an employment agreement with Roger Gladstone, the vice chairman of our board of directors in connection with Shochet's initial public offering in March 2000. The initial term of the agreement was for one year commencing on March 15, 2000 and provided for automatic one-year renewals unless 30 days prior written notice of termination was given by either party. This agreement was terminated by mutual consent on March 15, 2002. Mr. Gladstone's agreement provided for an annual base salary of $120,000 and a bonus as may have been awarded by Shochet's board of directors, in its discretion, in connection with Shochet's initial public offering in March 2000.

Director Compensation

         Directors who are employed by us are not compensated for their services as our directors nor for any committee participation. Directors who are not employed by us are paid $2,500 per quarter.

Benefit Plans

         1991 Employee Incentive Plan

         In June 1991, we adopted and our stockholders approved the 1991 Plan which, as amended, provided for the issuance of stock, stock options and other stock purchase rights to executive officers and other key employees and consultants who render significant services to us and our subsidiaries. Under the 1991 Plan, both options intended to qualify as incentive stock options under
Section 422 of the Internal Revenue Code of 1986, as amended, and non-qualified options could have been granted. Our Board designated the Employee Incentive Committee to administer and determine the distribution and terms of awards granted under the 1991 Plan, pursuant to guidelines set forth in the 1991 Plan. The 1991 Plan expired in 2001 and no further grants may be awarded thereunder.

         2001 Performance Equity Plan

         In December 2001, we adopted the Company's 2001 Performance Equity Plan ("2001 Plan") which provides for the issuance of stock, stock options and other stock purchase rights to executive officers and other key employees and consultants who render significant services to us and our subsidiaries. The Company may grant options for up to two million shares of common stock under the 2001 Plan. Under the 2001 Plan, the Company may grant options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (if the 2001 Plan is approved by our stockholders by December 2002), and non-qualified options may be granted. The exercise price of each option granted under the 2001 Plan is determined by the Company's Board of Directors at the time of grant. Under the Code, the exercise price of incentive stock options must be at least equal to the fair market value of the Company's stock on the date of grant. The exercise price of non-qualified options must be at least equal to 65% of the fair market value of the Company's stock on the date of grant. The vesting period is at least one year for all grants and incentive stock options have maximum terms of 10 years and non-qualified options have maximum terms of 13 years.

         No grants have been made from the 2001 Plan.

         1996 Incentive Compensation Plan

         In July 1996, we adopted and our stockholders approved the IC Plan which, as amended, establishes an incentive compensation pool equal to 25% of all pre-tax, pre-incentive compensation profits, once a 10% pre-tax, pre-incentive return on beginning equity has been achieved. If our pre-tax, pre-incentive compensation profits are sufficient to establish a bonus pool, such bonus pool would then be distributed to management and business unit managers, in majority part based upon a pre-fixed percentage determined in the beginning of the fiscal year in question and to a lesser extent, based upon the discretion of the Employee Incentive Committee after such fiscal year has ended. In the discretion of the Employee Incentive Committee, up to 50% of the value of any award may be paid in restricted shares of our common stock, and up to 100% may be paid in restricted shares with the consent of the recipient. The "restricted" shares will not vest, except in limited circumstances, until three years after the date of grant. The maximum number of shares that may be awarded under this plan is one million. During fiscal 2002, no grants were made pursuant to the IC Plan. As of January 31, 2002, approximately 373,000 shares have been awarded under this plan. Common stock issued under this plan in 1997 vested normally in March 2000, and by board resolution, shares issued in April 2000 vested in December 2000.

         1998 Deferred Compensation Plan

         In March 1998, our subsidiary, GKN Securities, adopted a deferred compensation plan which was amended in March 1999 and then subsequently adopted by the Company. Pursuant to the pan, management level employees or highly compensated employees of the Company or its affiliates may defer a percentage of his or her compensation for a fiscal year. The maximum deferral percentage is based upon the employee's prior year's annual production, calculated in accordance with a formula set forth in the deferred compensation plan, and his or her years with the Company or its affiliates. Based upon the actual deferral percentage by the employee, the Company will match the dollar amount of such deferral with a like amount of our Common Stock.

         Both the employee's deferred commission payout amount and the related matching contribution of our common stock have a three-year vesting period commencing at the end of the applicable deferral year. Payment of the deferred account balance is generally made after the completion of the three-year vesting period, or earlier upon death. However, by special board resolution in December 2000, all unvested stock outstanding at that point associated with this plan was vested as of December 13, 2000. In December 2001, the Company's Board of Directors again approved an accelerated vesting of all balances in the deferred compensation plan. Additionally, the Board approved the termination of the plan effective January 31, 2002. The Company's matching contribution for amounts deferred during fiscal 2002 was $46,000. At the closing price on January 31, 2002, of $.08 per share this resulted in the subsequent issuance of 580,939 shares of the Company's common stock.

         Effective as of January 31, 2002, we terminated this deferred compensation plan and the shares deposited into the plan have been distributed to its participants.

         EarlyBirdCapital.com 2000 Performance Equity Plan

         In February 2000, our subsidiary, EarlyBirdCapital.com, established a 2000 Performance Equity Plan ("EBC 2000 Plan") which we, as the then sole shareholder, also approved in February 2000. Pursuant to the EBC 2000 Plan, an aggregate of 3,000,000 shares of the common stock of EarlyBirdCapital.com have been reserved for issuance under awards which may be granted, including incentive and nonincentive options, restricted and deferred stock grants and stock appreciation rights. Persons eligible for the EBC 2000 Plan are key employees, directors, advisory board members, officers and consultants of EarlyBirdCapital.com. The EBC 2000 Plan provides that any participant acquiring shares under the EBC 2000 Plan who desires to sell such shares prior to the consummation of an initial public offering of EarlyBirdCapital.com must first offer such shares to EarlyBirdCapital.com. The plan is administered by the board of directors of EarlyBirdCapital.com which determines the persons to whom awards will be granted, the number of awards to be granted and the specific terms of each grant, including their vesting schedule, subject to the provisions of the plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The table which follows sets forth certain information as of June 1, 2002, with respect to the stock ownership of (i) those persons or groups known to us to beneficially own more than 5% of our voting securities, (ii) each of our directors, (iii) our Chief Executive Officer and our other Named Officers and (iv) all of our directors and executive officers as a group. As of June 1, 2002, we had issued and outstanding 9,746,675 shares of common stock.

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

--------------------------------- ---------------------------- -----------------
                                      Amount and Nature of        Percent of
     Name of Beneficial Owner         Beneficial Ownership     Voting Securities
--------------------------------- ---------------------------- -----------------

David M. Nussbaum(1) ............                1,317,457(2)         13.5%
Roger N. Gladstone(1) ...........                1,290,499(3)         13.6
Dr. Ernst Muller-Mohl(4) ........                1,250,000            12.8
Robert H. Gladstone(1)...........                  693,165(5)          7.1
John P. Margaritis ..............                   33,871(6)          **
Roswitha S. Mueller..............                    5,000(7)          **
Peter R. Kent ...................                  351,736(8)          3.6
All Executive Officers
     and Directors as a group
     (5 persons).................                2,669,493(9)         27.3%
--------------------------------- ---------------------------- -----------------

** Less than 1%.

         (1) The business address of David M. Nussbaum, Roger N. Gladstone and Robert H. Gladstone is c/o Firebrand Financial Group, Inc., One State Street Plaza, New York, New York 10004.

         (2) Includes 200,000 shares held jointly with his spouse. Does not include 35,000 shares held by The Nussbaum Family Foundation, Inc., one of whose directors is the spouse of Mr. Nussbaum. Mr. Nussbaum disclaims beneficial ownership of the shares held by such foundation.

         (3) Does not include 27,500 shares held by The Lisa and Roger Gladstone Foundation, one of whose directors is the spouse of Roger Gladstone. Roger Gladstone disclaims beneficial ownership of the shares held by such foundation.

         (4) The business address of the Estate of Dr. Ernst Muller Mohl is Ramistr. 18, Zurich 8001, Switzerland.

         (5) Includes (i) 52,500 shares issuable upon exercise of options which are held by Robert Gladstone's spouse and (ii) 6,666 shares issuable upon exercise of options. Does not include 5,000 shares held by The Robert Gladstone Family Foundation, one of whose directors is the spouse of Robert Gladstone. Mr. Gladstone disclaims beneficial ownership of the shares held by such foundation.

         (6) Includes 15,000 shares issuable upon exercise of options.

         (7) Represents 5,000 shares issuable upon exercise of options.

         (8) Includes 103,334 shares of Common Stock which were issuable upon exercise of options at June 1, 2002, but which expired unexercised on August 10, 2002.

         (9) Includes 26,666 shares issuable upon exercise of options included in the table as described in the above footnotes, as well as 6,666 presently exercisable options held by Eric Citrin, our chief financial officer. Does not include 3,334 shares issuable upon exercise of options not exercisable until April 24, 2003 held by Mr. Citrin.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 28, 2002

                         FIREBRAND FINANCIAL GROUP, INC.



                                    By:   /s/ Eric Citrin
                                       -----------------------------------------
                                          Eric Citrin, Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ David M. Nussbaum      Chairman of the Board and Chief      August 28, 2002
-------------------------  Executive Officer
David M. Nussbaum


/s/ Roger N. Gladstone     Director                             August 28, 2002
-------------------------
Roger N. Gladstone


/s/ John P. Margaritis     Director                             August 28, 2002
-------------------------
John P. Margaritis


/s/ Roswitha S. Mueller    Director                             August 28, 2002
-------------------------
Roswitha S. Mueller