Form 10-Q
period 2002-07-31
FIREBRAND FINANCIAL GROUP INC
filed 2002-09-13
CIK 814774

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended July 31, 2002
                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from ________ to ________

                         Commission file number 0-21105

                         FIREBRAND FINANCIAL GROUP, INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                        13-3414302
-------------------------------                        -------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                          Identification No.)

One State Street Plaza, New York, New York                   10004
------------------------------------------                   -----
(Address of principal executive offices)                   (Zip Code)

(212) 208-6500
---------------------------------------------------
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X___ No _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                            Outstanding at September 13, 2002
------------------------------              ----------------------------------
Common Stock, $.0001 par value                       9,746,675 shares

                         Firebrand Financial Group, Inc.

                                      Index

                                                             Page
                                                             ----
Part I - Financial Information

Item 1.  Financial Statements

         Consolidated Statements of Financial
         Condition as of July 31, 2002 (Unaudited)
         and January 31, 2002                                  3

         Consolidated Statements of Operations
         for the three and six months ended
         July 31, 2002 and 2001 (Unaudited)                    4

         Consolidated Statements of Cash Flows
         for the six months Ended July 31, 2002
         and 2001 (Unaudited)                                  5

         Notes to Consolidated Financial Statements            6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations         12

Item 3.  Quantitative and Qualitative Disclosures
         About Market Risk                                     21

Part II - Other Information

Item 2.   Sales of Unregistered Securities during the
          six months ended July 31, 2002                       22

Item 6.   Exhibits and Reports on Form 8-K                     22

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                FIREBRAND FINANCIAL GROUP, INC. AND SUBSIDIARIES
                 Consolidated Statements of Financial Condition


                                              July 31, 2002   January 31, 2002
                                              -------------   ----------------
                                               (Unaudited)

                                     Assets

Cash and cash equivalents                     $   745,000       $  1,955,000
Receivable from broker dealers                    309,000            399,000
Investment in affiliates                        2,598,000          2,894,000
Investment management fees receivable              82,000               -
Office furniture, equipment and leasehold
 improvements, net                                354,000            526,000
Goodwill, net                                      26,000             26,000
Income taxes receivable                            81,000             81,000
Other assets                                      227,000            579,000
                                               ----------        -----------

    Total Assets                              $ 4,422,000       $  6,460,000
                                               ==========        ===========

                      Liabilities and Stockholders' Equity

Commissions payable                           $    55,000       $     49,000
Income taxes payable                              615,000            615,000
Accrued expenses and other liabilities            607,000            706,000
Liabilities of discontinued operations             37,000            320,000
                                               ----------        -----------
                                                 1,314,000         1,690,000

Minority interests in net assets
 of subsidiary                                     828,000         1,007,000
                                               -----------       -----------
    Total Liabilities                            2,142,000         2,697,000
                                               -----------       -----------

Common stock ($.0001 par value; 35,000,000
 shares authorized; 9,746,675 and 8,904,458
 shares outstanding, respectively)                   1,000             1,000
Additional paid-in capital                      25,424,000        26,355,000
Accumulated deficit                            (23,110,000)      (21,627,000)
Accumulated other comprehensive income (loss)      (35,000)          (35,000)
                                               -----------       -----------
                                                 2,280,000         4,694,000
Less treasury stock, at cost: 0 and
 305,417 shares, respectively                         -             (931,000)
                                               -----------       -----------
Total Stockholders' Equity                       2,280,000         3,763,000
                                               -----------       -----------

    Total Liabilities and Stockholders'
     Equity                                   $  4,422,000      $  6,460,000
                                               ===========       ===========

          See accompanying notes to consolidated financial statements.

                FIREBRAND FINANCIAL GROUP, INC. AND SUBSIDIARIES
                Consolidated Statements of Operations (Unaudited)

                                  Three months            Six Months
                                  ended July 31,          ended July 31,
                               ---------------------  -----------------------
                                 2002       2001         2002         2001
                               ---------  ---------   ----------    ---------
Revenues:
 Commissions                  $  491,000  $   151,000  $ 1,029,000  $  373,000
 Investment banking            1,610,000      327,000    1,795,000   1,204,000
 Principal transactions             -         (15,000)        -        (44,000)
 Asset management fees            82,000      280,000       82,000     280,000
 Interest                          4,000       42,000       13,000     107,000
 Other                           186,000      320,000      767,000     402,000
                               ---------    ---------   ----------   ---------
Total Revenues                 2,373,000    1,105,000    3,686,000   2,322,000
                               ---------    ---------   ----------   ---------
Expenses:
 Compensation and benefits     1,543,000    1,119,000    2,257,000   2,541,000
 Occupancy and equipment         276,000      302,000    1,044,000   1,797,000
 Communication                    67,000      129,000      155,000     615,000
 Brokerage, clearing and
  exchange fees                   82,000      122,000      271,000     192,000
 Professional fees               187,000      316,000      354,000     699,000
 Business development             74,000       75,000      127,000     179,000
 Other                           237,000      181,000      442,000     297,000
                               ---------    ---------   ----------   ---------
Total Expenses                 2,466,000    2,244,000    4,650,000   6,320,000
                               ---------    ---------   ----------   ---------
Loss from operations             (93,000)  (1,139,000)    (964,000) (3,998,000)
Equity in loss of
 unconsolidated affiliate       (296,000)  (1,498,000)    (296,000) (1,498,000)
Minority interest in
 operations of subsidiaries       11,000       81,000      179,000     291,000
                               ---------    ---------   ----------   ---------
Loss before income taxes        (378,000)  (2,556,000)  (1,081,000) (5,205,000)
Income tax provision                -         26,000       33,000      52,000
                               ---------    ---------   ----------   ---------
Loss before discontinued
 operations                     (378,000)  (2,582,000)  (1,114,000) (5,257,000)

Discontinued operations:
 Loss from operations of
  GKN Securities Corp. net
  of income tax of $0 and $0,
  respectively                  (120,000)    (341,000)    (368,000)   (645,000)
 Loss from operations of
  Shochet Holdings Corp. net
  of income tax of $0 and $0,
  respectively                      -            -            -        (73,000)
                               ---------    ---------   ----------   ---------
Loss from discontinued
 operations                     (120,000)    (341,000)    (368,000)    (718,000)
                               ---------    ---------   ----------    ---------
Net loss                      $ (498,000) $(2,923,000) $(1,482,000) $(5,975,000)
                               =========    =========   ==========    =========
Basic and diluted loss per
 common share:
 Loss from continuing
  operations                  $    (0.04) $     (0.30) $     (0.11) $     (0.61)
 Loss from discontinued
  operations                       (0.01)       (0.04)       (0.04)       (0.08)
                               ---------    ---------   ----------    ---------
 Net loss                     $    (0.05) $     (0.34) $     (0.15) $     (0.69)
                               =========    =========   ==========    =========

Weighted average common
 shares outstanding -
 basic and diluted             9,746,675    8,661,118    9,746,675    8,661,118
                               =========    =========    =========    =========

          See accompanying notes to consolidated financial statements.

                FIREBRAND FINANCIAL GROUP, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)

                                               Six Months Ended July 31,
                                               -------------------------
                                                 2002           2001
                                               ---------      ---------
Operating activities:
 Net loss                                    $(1,482,000)    $(5,975,000)
 Adjustments to reconcile net loss to net
  cash used in operating activities:
  Depreciation and amortization                  297,000         439,000
  Lease termination charge                          -          1,056,000
  Equity in loss of unconsolidated
   affiliates                                    296,000            -
  Loss from discontinued operations              368,000         718,000
  Minority interest in the operations
   of subsidiary                                (179,000)       (291,000)
  Translation adjustment                            -            (13,000)
  Other                                             -             48,000
                                              ----------      ----------
                                                (700,000)     (4,018,000)
                                              ----------      ----------
 (Increase) decrease in operating assets:
   Receivable from brokers and dealers            90,000        (263,000)
   Investment management fees receivable         (82,000)        228,000
   Securities owned, at market value                -          2,121,000
   Securities owned, not readily marketable,
    at fair value                                   -             35,000
   Investment in affiliate                          -          1,498,000
   Loans receivable                                 -             95,000
   Other assets                                  351,000         276,000
 Increase (decrease) in operating liabilities:
   Commissions payable                             6,000          72,000
   Income taxes payable                             -             25,000
   Payable to affiliate                             -         (2,000,000)
   Accrued expenses and other liabilities       (109,000)       (368,000)
                                              ----------      ----------
Net cash used in operating activities           (444,000)     (2,299,000)
                                              ----------      ----------
Investing activities:
 Sale of interest in Shochet Holdings Corp.      535,000            -
 Lease termination                              (477,000)     (1,718,000)
                                              ----------      ----------
Net cash provided by (used in)
 investing activities                             58,000      (1,718,000)
                                              ----------      ----------
Financing activities:
 Loans from (to) discontinued affiliate         (824,000)      1,241,000
 Proceeds from sale of
  EarlyBirdCapital.com stock                        -            475,000
                                              ----------      ----------
Net cash provided by (used in)
 financing activities                           (824,000)      1,716,000
                                              ----------      ----------
Net  decrease in cash and cash equivalents    (1,210,000)     (2,301,000)

Cash and cash equivalents at beginning
 of year                                       1,955,000       5,038,000
                                              ----------      ----------
Cash and cash equivalents at end of period   $   745,000     $ 2,737,000
                                              ==========      ==========

          See accompanying notes to consolidated financial statements.

                Firebrand Financial Group, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

(1)      Organization and Recent Events

The consolidated financial statements include the activities of Firebrand Financial Group, Inc. and its subsidiaries (collectively, the "Company"). The Company is primarily engaged in investment banking and asset management services and to a lesser extent retail brokerage. The investment banking business structures and manages private offerings for early stage companies. The asset management business provides asset management services to investors though Dalewood Associates, Inc. which manages a venture capital fund that invests primarily in early stage companies. The retail brokerage business charges commissions for individual and institutional clients for executing buy and sell orders of securities on national and regional exchanges and in the over the counter markets. In February 2001, the Company initiated a line of business through the StreetWide Asset Recovery Group, which provides debt recovery services to broker/dealers in the financial community. In December 2001, the Company added an institutional sales group at EarlyBirdCapital, Inc. ("EarlyBird").

The Company's main operating subsidiaries are EarlyBird, Dalewood Associates, Inc. ("Dalewood"), and StreetWide Asset Recovery Group ("StreetWide"). Firebrand holds a 63.6% ownership interest in EarlyBirdCapital.com Inc., which is the parent company of EarlyBird and Dalewood. In addition, Firebrand directly holds an 80% ownership interest in StreetWide. As a result, a minority interest exists which appears in the Company's Consolidated Statement of Financial Condition.

During fiscal 2001, the Company transferred the retail accounts of its wholly owned GKN Securities Corp. full service brokerage subsidiary to other broker/dealers, effectively terminating that activity. In fiscal 2001, EarlyBirdCapital.com wrote off its investment in Angeltips.com Inc., and recognized a loss of $1,363,000, which investment had been initiated earlier in the current fiscal year. The write off represented management's assessment of the impairment to value reflected by marked change in the environment for angel websites. In December 2000, the Company's Board approved a plan to dispose of its 53.5% interest in Shochet Holding Corp ("Shochet"), whose principal operation, Shochet Securities, Inc. (subsequently renamed SSI Securities Inc. ("SSI")) provided discount retail brokerage services in South Florida. On August 1, 2001 Shochet announced that SSI had signed a definitive agreement to transfer substantially all of its brokers, accounts and operating assets to another independent broker/dealer, BlueStone Capital Corp. ("BlueStone"). This transaction closed on August 31, 2001, leaving Shochet as a public shell. On November 7, 2001 BlueStone announced that it had in turn sold substantially all of its operating assets to another independent broker/dealer, Sands Brothers & Co., Ltd. ("Sands"). As of October 1, 2001, EarlyBirdCapital.com sold its ownership interest in EBCapital (Europe) AG. On March 12, 2002, the Company announced that it had signed a definitive agreement to sell all of its interest, except for 52,785 shares of common stock, in Shochet to Sutter Opportunity Fund 2, LLC. This transaction closed on March 28, 2002.

In the first quarter of fiscal 2002 the Company established StreetWide. StreetWide is engaged by broker/dealers and other financial institutions to collect debt due to them from prior broker employees or from customers. The broker debts are generated through brokers reneging on employment contracts or brokers generating losses due to their respective firms. The customer debt is usually generated through unsecured margin loans on which the customers have refused to repay the firms.

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

The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and the liquidation of liabilities and commitments in the normal course of business. The Company's operations for fiscal 2003 have consumed substantial amounts of cash and have generated significant net losses, which have reduced stockholders' equity to $2,280,000 at July 31, 2002. As noted above, many of the product lines previously offered by the Company have been discontinued. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management believes that the Company's future success is dependent upon its ability to (i) further streamline its operations to reduce costs, and (ii) generate new sources of revenue. The Company has been reducing costs and has expanded into a new line of business. Notwithstanding the foregoing, the Company's cash resources remain constrained and are not sufficient to meet existing contractual obligations and liabilities.

Fair Value of Financial Instruments

Substantially all of the Company's financial assets and liabilities are carried at market or fair values or at amounts that approximate current fair value due to their short-term nature.

Cash and Cash Equivalents

Cash equivalents are highly liquid securities with maturities of three months or less when purchased. As collateral to an equipment lease, the Company had maintained a restricted cash escrow account which equaled $955,000 at January 31, 2002. This restriction was lifted in March 2002.

Receivables from Brokers and Dealers

Receivables from brokers and dealers consist primarily of amounts due from the Company's clearing organization, which provides clearing and depository services for brokerage transactions on a fully disclosed basis.

Securities

Securities owned and securities sold, not yet purchased, consist primarily of equities and are stated at quoted market values. Securities owned, not readily marketable, consist primarily of warrants and are stated at management's estimate of fair value based on a percentage of the value of underlying securities. Unrealized gains and losses are included in revenues from principal transactions.

Investments in affiliates

Investments consist of an investment in a limited partnership, which are accounted for using the equity method.

Depreciation and Amortization

Office furniture, equipment and leasehold improvements are stated at cost, net of accumulated depreciation and amortization of $1,416,000 and $1,128,000 at July 31, 2002 and January 31, 2002, respectively. Office furniture and equipment are depreciated using either an accelerated method or a straight-line method, where applicable, over the estimated useful lives.

Leasehold improvements are amortized over the lesser of the life of the lease or estimated useful life of the improvement.

Goodwill

Goodwill represents the excess of the purchase price over the net assets acquired upon the Company's acquisition of Dalewood Associates, Inc. ("Dalewood") in December 1996. Effective February 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment. In connection with the adoption of Statement 142, the Company ceased the amortization of goodwill and intangible assets that were determined to have an indefinite useful life and that had been acquired in a purchase business combination. The Company tests intangible assets having an indefinite useful life for impairment in accordance with the provisions of Statement 142.

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

On September 10, 2001, GKN filed a Form BDW with the NASD and SEC. By filing the Form, GKN gave notice that it was withdrawing from the securities business and returning its license to the regulatory authorities. The final withdrawal received the approval of all necessary regulatory authorities. GKN is conducting no further business other than seeking to satisfy its remaining liabilities, which are substantially in excess of its remaining assets.

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

On March 28, 2002 the Company sold its remaining interest, except for 52,785 shares, in Shochet to Sutter Opportunity Fund 2 LLC.

The operations of Shochet and SSI have been accounted for as discontinued operations.

Other Business Divestitures

As of October 1, 2001, EarlyBirdCapital.com sold its ownership in EBCapital (Europe) AG to the managing director of that company. A loss of $221,000 was recognized on this transaction.

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

(5)      Commitments and Contingencies

The Company's broker-dealer subsidiaries are involved in various other legal proceedings arising from its securities activities. GKN Securities held a $1.1 million book reserve for such legal matters at July 31, 2002. While GKN has recognized this book reserve, it will not have sufficient assets to cover these potential liabilities.

(6)      Earnings Per Common Share

The following table sets forth the computation of basic and diluted EPS:

                            Three months ended           Six months ended
                                  July 31,                   July 31,
                              2002         2001          2002         2001
                              ----         ----          ----         ----
Numerator for basic and
 diluted EPS:
 Loss before discontinued
  operations               $(378,000)   $(2,582,000)   $(1,114,000) $(5,257,000)
 Loss from discontinued
  operations                (120,000)      (341,000)      (368,000)    (718,000)
                           ----------   ------------   ------------  -----------
 Net loss                   (498,000)    (2,923,000)    (1,482,000)  (5,975,000)

Denominator for basic and
 diluted EPS:
 Weighted-average common
  shares                   9,746,675      8,661,118      9,746,675    8,661,118

Basic and diluted EPS:
 Loss before
  discontinued operations      (0.04)         (0.30)         (0.11)       (0.61)

 Loss from discontinued
  operations                   (0.01)         (0.04)         (0.04)       (0.08)
                           ----------   ------------   ------------  -----------
 Net loss                  $   (0.05)   $     (0.34)   $     (0.15) $     (0.69)


(7)      Net Capital Requirements

EarlyBirdCapital is a registered broker-dealer with the Securities and Exchange Commission (the "SEC") and member firms of the National Association of Securities Dealers ("NASD"). As such, EarlyBirdCapital is subject to the SEC's Uniform Net Capital Rule (SEC rule 15c3-1), which requires the maintenance of minimum net capital.

EarlyBirdCapital computes net capital under the standard aggregate indebtedness method permitted by the net capital rule, which requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to
1. At July 31, 2002, EarlyBirdCapital had net capital of $500,000, which was $400,000 in excess of its required net capital of $100,000. EarlyBird's ratio of aggregate indebtedness to net capital was 0.82 to 1.

(8)      Supplemental Cash Flow Information

                            Three months ended           Six months ended
                                  July 31,                   July 31,
                              2002         2001          2002         2001
                              ----         ----          ----         ----
Cash paid for:
 Income taxes              $    -       $    26,000    $    33,000  $    52,000


(9)        Subsequent Event

On August 15, EarlyBird closed its institutional sales department. For the six months ended July 31, this department generated revenues of $469,000 and incurred a net loss of ($101,000).

In August 2002, EarlyBirdCapital.com sold its ownership in EarlyBirdCapital Management Ltd. to the managing director of that company. No gain or loss was recognized on this transaction. In addition, EarlyBirdCapital.com will receive a portion of the performance fee that is paid to EarlyBirdCapital Management for serving as investment manager for Dalewood 2 Private Technology Limited, an offshore investment fund, until the arrangement is terminated by either party with at least six months' prior notice, with no termination to be effective prior to December 31, 2006.

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

Changes in Corporate Composition and Discontinued Operations

GKN Securities

During the fiscal year ended January 31, 2001, we made the strategic decision to de-emphasize retail securities brokerage activity. Accordingly, we arranged to transfer our full service retail brokerage accounts at GKN to a series of broker/dealers, who in turn hired the GKN brokers. These broker/dealer firms are compensating GKN under arrangements discussed in footnote 3 to our consolidated financial statements included in this Report.

During August 2001, GKN ceased operations of its Structured Finance Department. The financial impact of this action was insignificant to the Company.

On September 10, 2001, GKN filed a Form BDW with the NASD and SEC. By filing the Form, GKN gave notice that it was withdrawing from the securities business and returning its license to the regulatory authorities. The final withdrawal received approval of all necessary regulatory authorities. GKN is conducting no further business other than seeking to satisfy its remaining liabilities, which are substantially in excess of its remaining assets.


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

On March 28, 2002, the Company sold its remaining interest, except for 52,785 shares, in Shochet to Sutter Opportunity Fund 2, LLC.

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

In October 2001, EarlyBirdCapital.com sold its ownership interest in EBCapital (Europe) AG to its managing director. This transaction is discussed in footnote 3 to the consolidated financial statements included in this Report.

In August 2002, EarlyBirdCapital.com sold its ownership in EarlyBirdCapital Management Ltd. to the managing director of that company. No gain or loss was recognized on this transaction. In addition, EarlyBirdCapital.com will receive a portion of the performance fee that is paid to EarlyBirdCapital Management for serving as investment manager for Dalewood 2 Private Technology Limited, an offshore investment fund, until the arrangement is terminated by either party with at least six months' prior notice, with no termination to be effective prior to December 31, 2006.

On August 15, 2002, EarlyBird closed its institutional sales department. For the six months ended July 31, this department generated revenues of $469,000 and incurred a net loss of ($101,000).

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

StreetWide pursues the collection of these debts through the NASD Arbitration process, or through direct negotiation with the obligor. StreetWide currently employs two individuals. As of July 31, 2002, StreetWide had 13 customers under contract, the same number it had at January 31, 2002. For the year ended January 31, 2002, StreetWide generated $116,000 of operating revenue. For the quarter and six-month period ended July 31, 2002, StreetWide generated $64,000 and $151,000, respectively, of operating revenue.

StreetWide anticipates future growth through the solicitation of additional broker/dealers and clearing firms as customers.

Our operations have consumed substantial amounts of cash and have generated significant net losses. We have curtailed or discontinued many of the product lines we previously offered. These matters raise doubt about our ability to continue as a going concern, as cited in Footnote 1 to the consolidated financial statements. We believe that our future success is dependent upon our ability to (i) continue to streamline our operation to reduce costs, and (ii) generate new sources of revenue. We have been reducing costs and have expanded into a new line of business.

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

Results of Operations

Three Months Ended July 31, 2002  vs. Three Months Ended July 31, 2001
----------------------------------------------------------------------

Net loss before discontinued operations for the three months ended July 31, 2002 was ($378,000) as compared with a net loss before discontinued operations of ($2,582,000) for the three months ended July 31, 2001. The decrease was caused by a $1,268,000 increase in revenues and a $1,202,000 decrease in equity in loss of unconsolidated affiliates, as offset by an increase of $222,000 in total expenses and a decrease of $70,000 in the recognition of the minority interest's portion of the loss before discontinued operations. Revenues increased primarily due to an increase in commissions and investment banking, partially offset by a decrease in asset management fees and other revenue. Expenses increased primarily due to an increase in compensation and benefits and other expenses, as partially offset by reductions in communication, brokerage, clearing and exchange fees, and professional fees. Loss from discontinued operations for the period was ($120,000), compared to a loss of ($341,000) for the comparable quarter in the prior year. Loss from discontinued operations is discussed below in "Discontinued Operations". Net loss for the three months ended July 31, 2002 was ($498,000) as compared to a net loss of ($2,923,000) in the same three months of the prior year. Basic and diluted loss per share of common stock was ($0.05) for the second quarter of fiscal 2003 as compared to a loss of ($0.34) for the fiscal 2002 quarter. Basic and diluted loss from continuing operations per share of common stock was ($0.04) for the first quarter of fiscal 2003 as compared to a loss per share of ($0.30) in the comparable quarter in fiscal 2002.

Revenues

Total revenues from continuing operations increased by 115% to $2,373,000 for the second quarter of fiscal 2003, versus the year-earlier period, mainly as a result of an increase in commissions and investment banking.

Commission revenues increased from $151,000 in the second quarter of fiscal 2002 to $491,000 in the second quarter of fiscal 2003. This increase occurred as a result of the addition of an institutional sales group at EarlyBird in December 2001. On August 15, 2002, the Company closed its institutional sales group. As a result, commission revenues are expected to decline in future periods.

Investment banking revenues increased to $1,610,000 in the second quarter of fiscal 2003 from $327,000 in the comparable period. During the current year second quarter, EarlyBird received $1,595,000 in investment banking revenues from one transaction that was completed during that quarter. The work performed by EarlyBird relating to this transaction took place over several quarterly periods. The receipt by EarlyBird of a fee of this magnitude in one quarter is atypical and, management does not expect that it will record comparable investment banking fees in future quarters.

Gains (losses) from principal transactions were $0 in the second quarter of fiscal 2003, versus a loss of $15,000 in fiscal 2002.

Asset management fees decreased by 71% to $82,000, as a result of a decrease in the value of assets under management. The value of assets under management and accordingly the amount of revenues generated may vary significantly from period to period depending upon the market value of the underlying securities under management, which, in turn, is dependent upon economic and market conditions.

Interest income decreased to $4,000 in the second quarter of fiscal 2003 as a result of decreased cash balances and decreased interest rates.

Other revenues were $186,000 in the fiscal 2003 quarter, versus $320,000 in the comparable quarter. The decrease is primarily due to representation fees earned by EB(Capital) Europe AG in the prior year's quarter; that subsidiary was sold in September 2001.

Expenses

Total expenses from continuing operations for the second quarter of fiscal 2003 were $2,466,000, a 10% increase from the same quarter in fiscal 2002. The increase is attributable to an increase in compensation and benefits, which was partially offset by a decrease in communication and professional fees expenses.

Compensation and benefits expense increased 38% to $1,543,000. This increase was attributable to a bonus payout resulting from the investment banking transaction completed during the second quarter of fiscal 2003. The increase was also the result of compensation paid to the institutional sales group. On August 15, 2002, the Company closed its institutional sales group. As a result, compensation and benefits expense may decline in future periods.

Occupancy and equipment expense in the fiscal 2003 quarter was $276,000, roughly comparable to $302,000 in the prior year.

Brokerage, clearing and exchange fees for the fiscal 2003 quarter were $82,000, as compared to $122,000 in fiscal 2002. Certain clearing costs incurred in the fiscal 2002 quarter (predominantly Instinet costs) were not incurred in the fiscal 2003 quarter. This decrease was partially offset by clearing fees incurred by the institutional sales group, which was established at EarlyBird in December 2001.

Communications expenses were $67,000 for the fiscal 2003 quarter, compared to $129,000 in fiscal 2002. This decrease reflects the reduced staffing levels at EarlyBird in the current year.

Business development expenses decreased to $74,000 in the first quarter of fiscal 2003, roughly comparable to $75,000 in the year earlier period.

Professional fees decreased by 41% to $187,000, mainly as a result of a declining need for legal services in the current period.

Other expenses for the fiscal 2003 quarter were $237,000, as compared to $181,000 in fiscal 2002. This increase is primarily the result of an arbitration settlement at EarlyBird during the fiscal 2003 quarter.

Equity in loss of unconsolidated affiliates

Firebrand Financial and Dalewood Associates, Inc., a subsidiary of EarlyBirdCapital.com Inc., have investments in Dalewood Associates, LP. In the aggregate they own 16.7% of the limited partnership. We treat Dalewood Associates, LP as an unconsolidated affiliate for accounting purposes. During the second quarter of fiscal 2003 management wrote down the asset values of Dalewood Associates, LP by 10%. This writedown was the result of decreased valuations of the companies in which Dalewood Associates, LP held investments, and reflects valuations in general compared to the venture investment market. As a result of this writedown the Company recognized a loss of $296,000. In the comparable quarter of 2002, the Company recognized a loss of $1,498,000 on the same investment.

Income taxes

For the quarter ended July 31, 2002, we recognized no income tax (benefit) provision. We recognize a full valuation reserve on deferred tax assets primarily resulting from net operating loss carryforwards. During the comparable quarter of the prior year we recognized an income tax provision of $26,000.

The Company's Balance Sheet at July 31, 2002 records a $615,000 income taxes payable. The Company is in the process of finalizing certain income tax returns and such returns may indicate that the actual income taxes shown to be due thereon will be less than the amount recorded on the balance sheet. Accordingly, this possible reduction in income taxes payable would be reflected in future periodic reports and the Company's total stockholders' equity would correspondingly increase.

Discontinued Operations

During the fiscal year ended January 31, 2001, we made the strategic decision to de-emphasize retail securities brokerage activity. Accordingly, we arranged to transfer our full service retail brokerage accounts at GKN Securities to a series of broker/dealers, who in turn hired the GKN brokers. Furthermore, in December 2000, our Board approved a plan to sell its 53.5% majority stake in Shochet Holding Corp., whose primary activity was discount retail brokerage in South Florida through Shochet Securities, Inc. See footnotes 1 and 3 for a discussion of the GKN Securities and Shochet transactions.

GKN is considered a discontinued operation for the financial statements of the quarter ended July 31, 2002. Certain revenue and expense amounts in prior years have been reclassified to reflect the impact of the discontinued operation, as well as certain balance sheet items.

For the quarter ended July 31, 2002, GKN had a net loss of ($120,000), compared to a net loss of ($341,000) in the comparable quarter of the prior year. The loss for the fiscal 2003 quarter is the result of arbitration settlements and additional legal costs related to existing litigation and customer arbitrations, as offset by the exercise of certain warrants and the subsequent sale of the underlying shares at a higher market value as compared to the valuation at April 2002. The prior year loss reflects additional legal costs related to existing litigation and customer arbitrations. GKN is conducting no further business other than seeking to satisfy its remaining liabilities, which are substantially in excess of its remaining assets.

Weighted average common shares outstanding

The weighted average number of common shares outstanding used in the computation of basic and diluted loss per common share was 9,746,675 for the second quarter of fiscal 2003, compared with 8,661,118 in the prior year's period.


Six Months Ended July 31, 2002  vs. Six Months Ended July 31, 2001
------------------------------------------------------------------

Loss before discontinued operations for the six months ended July 31, 2002 was ($1,114,000) as compared with a loss before discontinued operations of ($5,257,000) for the six months ended July 31, 2001. The decrease was caused by a $1,364,000 increase in revenues and a $1,670,000 decrease in expenses, as offset by a $1,202,000 decrease in equity in loss of unconsolidated affiliates and a $112,000 decrease in the recognition of the minority interest's portion of the loss before discontinued operations. Revenues increased primarily due to an increase in commissions, investment banking, and other revenues, as partially offset by a decrease in asset management fees and interest income. Expenses decreased due to reductions in compensation and benefits, occupancy and equipment, communication, professional fees, and business development, as offset by an increase in brokerage, clearing, and exchange fees and other expenses. Loss from discontinued operations for the period was ($368,000), compared to a loss of ($718,000) for the comparable six months in the prior year. Loss from discontinued operations is discussed below in "Discontinued Operations". Net loss for the six months ended July 31, 2002 was ($1,482,000) as compared to a net loss of ($5,975,000) in the same six months of the prior year. Basic and diluted loss per share of common stock was ($0.15) for the first six months of fiscal 2003 as compared to a loss of ($0.69) for the fiscal 2002 period. Basic and diluted loss from continuing operations per share of common stock was ($0.11) for the first half of fiscal 2003 as compared to a loss of ($0.61) per share in the comparable period in fiscal 2002.

Revenues

Total revenues from continuing operations increased by 59% to $3,686,000 for the first six months of fiscal 2003, versus the year-earlier period, primarily as a result of an increase in commissions, investment banking, and other revenue.

Commission revenues increased from $373,000 in the first half of fiscal 2002 to $1,029,000 in the first half of fiscal 2003. This increase was the result of the addition of an institutional sales group at EarlyBird in December 2001. On August 15, 2002, the Company closed its institutional sales group. As a result, commission revenues are expected to decline in future periods.

Investment banking revenues increased to $1,795,000 from $1,204,000 in the prior year's comparable period. In the first half of fiscal 2003, EarlyBird received $1,595,000 in investment banking revenues from one transaction. The work performed by EarlyBird relating to this transaction took place over several quarterly periods. The receipt by EarlyBird of a fee of this magnitude is atypical and, management does not expect that it will record comparable investment banking fees in comparable future periods. In the first half of fiscal 2002, EarlyBird closed several smaller deals.

Losses from principal transactions were $0 in the first six months of fiscal 2003. During the comparable period in the prior year a loss on principal transactions of ($44,000) was recognized.

Asset management fees decreased by 71% to $82,000, as a result of a decrease in the value of assets under management. The value of assets under management and, accordingly, the amount of revenues generated may vary significantly from period to period depending upon the market value of the underlying securities under management, which, in turn, is dependent upon economic and market conditions.

Interest income decreased from $107,000 in the fist half of fiscal 2002 to $13,000 in the first half of fiscal 2003 as a result of decreased cash balances and decreased interest rates.

Other revenue was $767,000 in the fiscal 2003 first half, versus $402,000 in the comparable period. The increase is due to the sale of Shochet shares in March 2002, generating revenue of $535,000.

Expenses

Total expenses from continuing operations for the first six months of fiscal 2003 were $4,650,000, a 26% decrease from the same period in fiscal 2002. The decrease is attributable to decreases in compensation and benefits, occupancy and equipment, communication expenses, professional fees, and business development. These decreases were offset by an increase in other expenses.

Compensation and benefits expense decreased 11% to $2,257,000. This decrease was attributable to a staff reduction at EarlyBirdCapital. The decrease was partially offset by a bonus payout resulting from the investment banking transaction that was completed in May 2002, and compensation paid to the institutional sales group. On August 15, 2002, the Company closed its institutional sales group. As a result, compensation and benefits expense may decline in future periods.

Occupancy and equipment expense in the fiscal 2003 first half was $1,044,000, compared to $1,797,000 in the prior year. The decrease reflects the prior year one-time charge of $619,000 associated with the buyout of certain operating leases.

Brokerage, clearing and exchange fees for the first six months of fiscal 2003 were $271,000, as compared to $192,000 in fiscal 2002. This increase is the result of clearing fees incurred by the institutional sales group, which was established at EarlyBird in December 2001. The increase was partially offset by the reduction of certain clearing costs which were incurred in fiscal 2002 (predominantly Instinet costs) that were not incurred in fiscal 2003.

Communications expenses were $155,000 for the fiscal 2003 half year, compared to $615,000 in fiscal 2002. This decrease reflects the prior year one-time charge of $437,000 associated with the buyout of certain operating leases, and the reduced staffing levels at EarlyBird in the current year.

Business development expenses decreased 29% to $127,000 in the first six months of fiscal 2003, as a result of reduced travel and entertainment expenses.

Professional fees decreased by 49% to $354,000, primarily as a result of a declining need for legal services in the current period.

Other expenses for the first six months of fiscal 2003 were $442,000, as compared to $297,000 in fiscal 2002. This increase is primarily the result of an arbitration settlement at EarlyBird during the first half of fiscal 2003.

Equity in loss of unconsolidated affiliates

Firebrand Financial and Dalewood Associates, Inc., a subsidiary of EarlyBirdCapital.com Inc., have investments in Dalewood Associates, LP. In the aggregate they own 16.7% of the limited partnership. We treat Dalewood Associates, LP as an unconsolidated affiliate for accounting purposes. During the second quarter of fiscal 2003 management wrote down the asset values of Dalewood Associates, LP by 10%. This writedown was the result of decreased valuations of the companies in which Dalewood Associates, LP held investments, and reflects valuations in general compared to the venture investment market. As a result of this writedown the Company recognized a loss of $296,000. In the comparable quarter of 2002, the Company recognized a loss of $1,498,000 on the same investment.

Income taxes

For the six months ended July 31, 2002, we recognized an income tax provision of $33,000. We recognize a full valuation reserve on deferred tax assets primarily resulting from net operating loss carryforwards. During the comparable period of the prior year we recognized an income tax provision of $52,000.

The Company's Balance Sheet at July 31, 2002 records a $615,000 income taxes payable. The Company is in the process of finalizing certain income tax returns and such returns may indicate that the actual income taxes shown to be due thereon will be less than the amount recorded on the balance sheet. Accordingly, this possible reduction in income taxes payable would be reflected in future periodic reports and the Company's total stockholders' equity would correspondingly increase.

Discontinued Operations

During the fiscal year ended January 31, 2001, we made the strategic decision to de-emphasize retail securities brokerage activity. Accordingly, we arranged to transfer our full service retail brokerage accounts at GKN Securities to a series of broker/dealers, who in turn hired the GKN brokers. Furthermore, in December 2000, our Board approved a plan to sell its 53.5% majority stake in Shochet Holding, whose primary activity is discount retail brokerage in South Florida through Shochet Securities, Inc. See footnote 1 and 3 for a discussion of the GKN Securities and Shochet transactions.

Both GKN and Shochet are considered discontinued operations for the financial statements of the six months ended July 31, 2002. Certain revenue and expense amounts in prior years have been reclassified to reflect the impact of the discontinued operations, as well as certain balance sheet items.

For the six months ended July 31, 2002, GKN incurred losses of $368,000, compared to losses of $645,000 in the comparable period of the prior year. The current year loss reflects arbitration settlements and additional legal costs related to existing litigation and customer arbitrations, as partially offset by the exercise of certain warrants and the subsequent sale of the underlying shares at a higher market value as compared to the valuation at January 2002. GKN is conducting no further business other than seeking to satisfy its remaining liabilities, which are substantially in excess of its remaining assets.

See footnotes 1 and 3 for a discussion of Shochet Holding Corp. At January 31, 2001, the Company's remaining investment in Shochet was $73,000. During the first six months of fiscal 2002, the Company recognized its portion of Shochet's net loss to the extent of its remaining investment.

Weighted average common shares outstanding

The weighted average number of common shares outstanding used in the computation of basic and diluted loss per common share was 9,746,675 for the first half of fiscal 2003, compared with 8,661,118 in the prior year's period.

Liquidity and Capital Resources

Approximately 24% of assets at July 31, 2002 were highly liquid, consisting primarily of cash and cash equivalents and receivables from other broker-dealers. Additionally, approximately 59% of our assets are an investment in Dalewood Associates LP, which we believe we could liquidate at a discount, if necessary. At July 31, 2002, we held $37,000 of net liabilities for discontinued operations, for which we have continued financial exposure.

Our brokerage subsidiary, EarlyBirdCapital, Inc., is subject to the net capital rules of the NASD and SEC. As such, we are subject to certain restrictions on the use of capital. EarlyBird's net capital position as of July 31, 2002 was $500,000, which was $400,000 in excess of its net capital requirement.

Our overall capital and funding needs are continually reviewed to ensure that our capital base can support the estimated needs of our business units. These reviews take into account business needs as well as regulatory capital requirements of the subsidiaries. Our present level of revenues are not covering expenses. At present, there is doubt about the Company's ability to continue as a going concern. Management believes that the Company's future success is dependent upon its ability to (i) continue to streamline its operations to reduce costs and (ii) generate new sources of revenue. The Company has been reducing costs and has expanded into a new line of business. Notwithstanding the foregoing, the Company's cash resources remain constrained and are not sufficient to meet existing contractual obligations and liabilities.

David Nussbaum, the Chairman of both Firebrand and EarlyBirdCapital.com, draws a salary of $10,000 per month from each of those entities. With Mr. Nussbaum's permission, Firebrand and EarlyBirdCapital.com have been accruing, but not paying such salaries, since February 1, 2002 and May 15, 2002, respectively. The Company is considering alternative means of paying such accrued salary, including the issuance of common stock in lieu of cash.

We have recognized book reserves to cover exposures related to arbitrations and legal matters concerning our subsidiary GKN. GKN also has continued liability on its real property lease to its landlord at One State Street Plaza in New York City. GKN can not satisfy these liabilities with operating income and does not have sufficient cash balances to cover them. GKN has been involved in discussions with the landlord to seek a resolution of its continuing liability under such lease and is seeking to terminate such lease. Accordingly, the Company may relocate its offices in the future.

Management of the Company is exploring ways to maximize stockholder value. Certain of those ways involve a potential change in the ownership or operating methods of EarlyBirdCapital, Inc.

Consolidated Contractual Obligations and Lease Commitments

The table below summarizes information about our consolidated contractual obligations as of July 31, 2002 and the effects these obligations are expected to have on our consolidated liquidity and cash flow in future years. This table does not include any projected payment amounts related to GKN's potential exposure to arbitrations and other legal matters.


                                                  Payments due by Period
                       Total    Less than 1    1 - 2        2 - 3     3 - 4       After 4
                                    year       years        years     years        years
                    -------------------------------------------------------------------------
Operating lease
obligations         $12,816,000  $1,025,000  $1,056,000  $1,120,000   $1,175,000   $8,440,000


Critical Accounting Policies

An understanding of our accounting policies is necessary for a complete analysis of our results, financial position, liquidity and trends. We focus your attention on the following:

Asset Management Fees: We recognized both management fees and performance fees related to our management of Dalewood Associates, LP. These fees are directly related to the amount of assets under management and the performance of the investments in which the assets are invested. We recognize the management fees semi-annually as earned. We recognize an estimate of performance fees at mid-year and actual performance fees earned at year-end. The amount of performance fees and their estimates can vary greatly from period to period.

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

Safe Harbor Cautionary Statement

We occasionally make forward-looking statements such as forecasts and projections of expected future performance or statements of our plans and objectives. When used in this report and in future filings with the SEC, in our press releases and in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "the Company expects," "we intend or expect," "will continue," "is anticipated," "estimated," "project," or "outlook" or similar expressions, including confirmations by one of our authorized executive officers of any such expressions made by a third party regarding us with respect to the company are intended to identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We want to caution you not to place undue reliance on these forward-looking statements, each of which speaks only as of the date made. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Factors that could affect our results of operations and cause its results to differ from these statements include:

(a)      the volatility and price level of the securities markets
(b)      the volume, size and timing of securities transactions
(c)      the demand for investment banking services
(d)      the level and volatility of interest rates
(e)      the availability of credit
(f)      legislation affecting the business and financial communities, and
(g)      the economy in general.

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




PART II - OTHER INFORMATION

Item 2. Changes in securities: Sales of Unregistered Securities during the six months ended July 31, 2002

         None.

    Item 6.  Exhibits and Reports on Form 8-K
(a)      Exhibits:

            10.21 Employment Agreement between the Company and David M. Nussbaum dated as of February 1, 2002

(b)      Reports on Form 8-K:
            None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 13, 2002                       Firebrand Financial Group, Inc.

                                           /s/ Eric Citrin
                                               -------------------------------
                                               Eric Citrin
                                               Controller
                                               (Principal Financial and
                                                 Accounting Officer)

                                           /s/ David M. Nussbaum
                                               -------------------------------
                                               David M. Nussbaum
                                               Chairman of the Board, President,
                                               Chief Executive Officer
                                              (Principal Executive Officer)

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Firebrand Financial Group, Inc. (the "Company") on Form 10-Q for the period ended July 31, 2002 as filed with the Securities and Exchange Commission (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:
         1. the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
         2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


Dated:   September 13, 2002                 /s/ David M. Nussbaum
                                                ----------------------------
                                                David M. Nussbaum
                                                Chief Executive Officer


Dated:   September 13, 2002                 /s/ Eric Citrin
                                               -------------------------------
                                                Eric Citrin
                                                Controller (Principal Financial
                                                and Accounting Officer)

                             CERTIFICATION PURSUANT
                      TO RULE 13a-14 PROMULGATED UNDER THE
                   SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

In connection with the Quarterly Report of Firebrand Financial Group, Inc. (the "Company") on Form 10-Q for the period ended July 31, 2002 as filed with the Securities and Exchange Commission (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, with respect to this Report, hereby certifies, pursuant to Rule 13a-14 promulgated under the Securities Exchange Act of 1934, as amended, that:

         1.       he has reviewed the Report;

         2. based on his knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading; and

         3. based on his knowledge, the financial statements and other financial information included in the Report, fairly present in all material respects the financial condition and results of operations of the issuer as of and for the periods presented in the Report.


Dated:   September 13, 2002                 /s/ David M. Nussbaum
                                                ----------------------------
                                                David M. Nussbaum
                                                Chief Executive Officer


Dated:   September 13, 2002                 /s/ Eric Citrin
                                               -------------------------------
                                                Eric Citrin
                                                Controller (Principal Financial
                                                and Accounting Officer)