Form 10-Q
period 2002-10-31
FIREBRAND FINANCIAL GROUP INC
filed 2003-01-06
CIK 814774

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2002

                                       or

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

(212) 208-6500
--------------
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X    No
                                       ------    ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                           Outstanding at December 31, 2002
-----                                           --------------------------------
Common Stock, $.0001 par value                  9,746,675 shares

                         Firebrand Financial Group, Inc.
                                      Index

                                                                            Page
                                                                            ----
Part I - Financial Information

Item 1. Financial Statements

        Consolidated Statements of Financial Condition as of
        October 31, 2002 (Unaudited) and January 31, 2002                      3

        Consolidated Statements of Operations for the three and nine
        months ended October 31, 2002 and 2001 (Unaudited)                     4

        Consolidated Statements of Cash Flows for the nine months
        ended October 31, 2002 and 2001 (Unaudited)                            5

        Notes to Consolidated Financial Statements                             6

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                             12

Item 3. Quantitative and Qualitative Disclosures About Market Risk            23

Item 4. Controls and Procedures                                               23


Part II - Other Information

Item 2. Sales of Unregistered Securities during the nine months ended
        October 31, 2002                                                      24

Item 6. Exhibits and Reports on Form 8-K                                      24

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                FIREBRAND FINANCIAL GROUP, INC. AND SUBSIDIARIES
                 Consolidated Statements of Financial Condition

                                             October 31, 2002   January 31, 2002
                                             ----------------   ----------------
                                                 (Unaudited)

                               Assets
Cash and cash equivalents                      $   837,000       $  1,955,000
Receivable from broker dealers                      97,000            399,000
Investment in affiliates                         2,598,000          2,894,000
Office furniture, equipment and leasehold
  improvements, net                                268,000            526,000
Goodwill, net                                       26,000             26,000
Income taxes receivable                                ---             81,000
Other assets                                       168,000            579,000
                                                   -------            -------

     Total Assets                              $ 3,994,000       $  6,460,000
                                               -----------       ------------

                      Liabilities and Stockholders' Equity

Commissions payable                            $    38,000       $     49,000
Income taxes payable                                21,000            615,000
Accrued expenses and other liabilities             557,000            706,000
Liabilities of discontinued operations             394,000            320,000
                                               -----------       ------------

                                                 1,010,000          1,690,000

Minority interests in net assets of subsidiary     756,000          1,007,000
                                               -----------       ------------

     Total Liabilities                           1,766,000          2,697,000
                                               -----------       ------------

Common stock ($.0001 par value; 35,000,000
  shares authorized; 9,746,675 and 8,904,458
  shares outstanding, respectively)                  1,000              1,000
Additional paid-in capital                      25,424,000         26,355,000
Accumulated deficit                            (23,162,000)       (21,627,000)
Accumulated other comprehensive income (loss)      (35,000)           (35,000)
                                               -----------       ------------
                                                 2,228,000          4,694,000
Less treasury stock, at cost: 0 and 305,417
  shares, respectively                                 ---           (931,000)
                                               -----------       ------------

Total Stockholders' Equity                       2,228,000          3,763,000
                                               -----------       ------------

  Total Liabilities and Stockholders' Equity   $ 3,994,000       $  6,460,000
                                               -----------       ------------

          See accompanying notes to consolidated financial statements.

                FIREBRAND FINANCIAL GROUP, INC. AND SUBSIDIARIES
                Consolidated Statements of Operations (Unaudited)


                                                     Three months                       Nine Months
                                                    ended October 31,                 ended October 31,
                                                  -------------------                 ------------------
                                                  2002          2001                  2002           2001
                                                  ----          ----                  ----           ----
Revenues:
    Commissions                               $  195,000  $    89,000           $  1,224,000  $    462,000
    Investment banking                            83,000      230,000              1,878,000     1,434,000
    Principal transactions                           ---      (12,000)                   ---       (56,000)
    Asset management fees                            ---       15,000                 82,000       295,000
    Interest                                       1,000       96,000                 14,000       203,000
    Other                                        117,000       62,000                884,000       464,000
                                              ----------  -----------           ------------  ------------
Total Revenues                                   396,000      480,000              4,082,000     2,802,000
                                              ----------  -----------           ------------  ------------

Expenses:
    Compensation and benefits                    442,000      781,000              2,699,000     3,322,000
    Occupancy and equipment                      153,000      (42,000)             1,197,000     1,755,000
    Communication                                 40,000       74,000                195,000       689,000
    Brokerage, clearing and exchange fees        (36,000)      47,000                235,000       239,000
    Professional fees                            101,000      217,000                455,000       916,000
    Business development                          22,000       91,000                149,000       270,000
    Other                                         97,000      221,000                539,000       518,000
                                              ----------  -----------           ------------  ------------
Total Expenses                                   819,000    1,389,000              5,469,000     7,709,000
                                              ----------  -----------           ------------  ------------

Loss from operations                             (423,000)   (909,000)            (1,387,000)   (4,907,000)

Equity in loss of
    unconsolidated affiliate                         ---          ---               (296,000)   (1,498,000)
Loss from sale of business                           ---     (221,000)                   ---      (221,000)
Minority interest in operations of
    subsidiaries                                  73,000      417,000                251,000       708,000
                                              ----------  -----------           ------------  ------------

Loss before income taxes                        (350,000)    (713,000)            (1,432,000)   (5,918,000)
Income tax benefit (provision)                   574,000      (26,000)               541,000       (78,000)
                                              ----------  -----------           ------------  ------------

Income (loss) before discontinued operations     224,000     (739,000)              (891,000)   (5,996,000)

Discontinued operations:
    Loss from operations of GKN Securities
        Corp. net of income tax of $0 and $0,
        respectively                            (276,000)  (2,089,000)              (644,000)   (2,734,000)
    Loss from operations of Shochet Holdings
        Corp. net of income tax of $0 and $0,
        respectively                                 ---          ---                    ---       (73,000)
                                              ----------  -----------           ------------  ------------
Loss from discontinued operations               (276,000)  (2,089,000)              (644,000)   (2,807,000)
                                              ----------  -----------           ------------  ------------

Net (loss)                                    $  (52,000) $(2,828,000)          $ (1,535,000) $ (8,803,000)
                                              ----------  -----------           ------------  ------------

Basic and diluted loss per common share:
    Income (loss) from continuing operations  $     0.02  $     (0.08)          $      (0.09) $      (0.69)
    Loss from discontinued operations              (0.03)       (0.23)                 (0.07)        (0.32)
                                              ----------  -----------           ------------  ------------
    Net income (loss)                         $    (0.01) $     (0.31)          $      (0.16) $      (1.01)
                                              ----------  -----------           ------------  ------------
Weighted average common shares outstanding -
    basic and diluted                          9,746,675    8,906,049              9,746,675     8,742,762
                                              ----------  -----------           ------------  ------------

          See accompanying notes to consolidated financial statements.

                FIREBRAND FINANCIAL GROUP, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)

                                                 Nine Months Ended October 31,
                                                -------------------------------
                                                   2002                  2001
                                                   ----                  ----
Operating activities:
  Net loss                                   $ (1,535,000)         $ (8,803,000)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation and amortization               441,000               571,000
      Lease termination charge                        ---             1,056,000
      Equity in loss of unconsolidated
        affiliates                                296,000                   ---
      Loss from discontinued operations           644,000             2,807,000
      Loss from sale of business                      ---               222,000
      Minority interest in the operations
        of subsidiary                            (251,000)             (708,000)
      Translation adjustment                          ---                13,000
      Other                                           ---               (68,000)
                                             ------------          ------------
                                                 (405,000)           (4,910,000)
  (Increase) decrease in operating assets:
    Receivable from brokers and dealers           302,000              (196,000)
    Investment management fees receivable             ---               126,000
    Securities owned, at market value                 ---             2,121,000
    Securities owned, not readily marketable,
      at fair value                                   ---                34,000
    Investment in affiliate                           ---             1,498,000
    Loans receivable                                  ---               355,000
    Income taxes receivable                        81,000                   ---
    Other assets                                  410,000               406,000
  Increase (decrease) in operating liabilities:
    Commissions payable                           (11,000)               12,000
    Income taxes payable                         (594,000)               27,000
    Payable to affiliate                              ---            (2,000,000)
    Accrued expenses and other liabilities       (149,000)             (532,000)
                                             ------------          ------------
  Net cash used in operating activities          (366,000)           (3,059,000)
                                             ------------          ------------
Investing activities:
  Sale of interest in Shochet Holdings Corp.      535,000                   ---
  Lease termination                              (477,000)           (1,718,000)
                                             ------------          ------------
  Net cash provided by (used in)
    investing activities                           58,000            (1,718,000)
                                             ------------          ------------

Financing activities:
  Loans from (to) discontinued affiliate         (810,000)            1,510,000
  Repayment of loan to discontinued
    affiliate                                         ---               500,000
  Sale of treasury stock                              ---               100,000
                                             ------------          ------------
    Net cash provided by (used in)
      financing activities                       (810,000)            2,110,000
                                             ------------          ------------
    Net decrease in cash and cash
      equivalents                              (1,118,000)           (2,667,000)
Cash and cash equivalents at beginning
  of year                                       1,955,000             5,038,000
                                             ------------          ------------
Cash and cash equivalents at end of period   $    837,000          $  2,371,000
                                             ------------          ------------

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

During fiscal 2001, the Company transferred the retail accounts of its wholly owned GKN Securities Corp. full service brokerage subsidiary to other broker/dealers, effectively terminating that activity. In fiscal 2001, EarlyBirdCapital.com wrote off its investment in Angeltips.com Inc., and recognized a loss of $1,363,000, which investment had been initiated earlier in the current fiscal year. The write off represented management's assessment of the impairment to value reflected by marked change in the environment for angel websites. In December 2000, the Company's Board approved a plan to dispose of its 53.5% interest in Shochet Holding Corp ("Shochet"), whose principal operation, Shochet Securities, Inc. (subsequently renamed SSI Securities Inc. ("SSI")) provided discount retail brokerage services in South Florida. On August 1, 2001 Shochet announced that SSI had signed a definitive agreement to transfer substantially all of its brokers, accounts and operating assets to another independent broker/dealer, BlueStone Capital Corp. ("BlueStone"). This transaction closed on August 31, 2001, leaving Shochet as a public shell. On November 7, 2001 BlueStone announced that it had in turn sold substantially all of its operating assets to another independent broker/dealer, Sands Brothers & Co., Ltd. ("Sands"). As of October 1, 2001, EarlyBirdCapital.com sold its ownership interest in EBCapital (Europe) AG. On March 12, 2002, the Company announced that it had signed a definitive agreement to sell all of its interest, except for 2,640 shares of common stock (adjusted to reflect a 1-for-20 reverse stock split effected in June 2002), in Shochet to Sutter Opportunity Fund 2, LLC. This transaction closed on March 28, 2002.

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

The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and the liquidation of liabilities and commitments in the normal course of business. The Company's operations for fiscal 2003 have consumed substantial amounts of cash and have generated significant net losses, which have reduced stockholders' equity to $2,431,000 at October 31, 2002. As noted above, many of the product lines previously offered by the Company have been discontinued. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management believes that the Company's future success is dependent upon its ability to (i) further streamline its operations to reduce costs, and (ii) generate new sources of revenue. The Company has been reducing costs and has expanded into a new line of business. Notwithstanding the foregoing, the Company's cash resources remain constrained and are not sufficient to meet existing contractual obligations and liabilities.

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

Depreciation and Amortization

Office furniture, equipment and leasehold improvements are stated at cost, net of accumulated depreciation and amortization of $1,502,000 and $1,128,000 at October 31, 2002 and January 31, 2002, respectively. Office furniture and equipment are depreciated using either an accelerated method or a straight-line method, where applicable, over the estimated useful lives.

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

On March 28, 2002 the Company sold its remaining interest, except for 2,640 shares, in Shochet to Sutter Opportunity Fund 2 LLC.

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

(5)  Commitments and Contingencies

The Company's broker-dealer subsidiaries are involved in various other legal proceedings arising from its securities activities. GKN Securities held a $645,000 book reserve for such legal matters at October 31, 2002. While GKN has recognized this book reserve, it will not have sufficient assets to cover these potential liabilities.

(6)  Earnings Per Common Share

The following table sets forth the computation of basic and diluted EPS:

                                  Three months ended      Nine months ended
                                       October 31,            October 31,
                                    2002        2001       2002         2001
                                    ----        ----       ----         ----
Numerator for basic and
diluted EPS:
   Income (loss) before
      discontinued operations    $224,000  ($739,000)    ($891,000) ($5,996,000)

   Loss from
   discontinued operations       (276,000) (2,089,000)    (644,000)  (2,807,000)

   Net income (loss)              (52,000) (2,828,000)  (1,535,000)  (8,803,000)

Denominator for basic and
diluted EPS:
   Weighted-average common
      shares                    9,746,675   8,906,049    9,746,675    8,742,762

Basic and diluted EPS:
   Income (loss) before
   discontinued operations         0.02         (0.08)       (0.09)       (0.69)


   Loss from discontinued
     operations                   (0.03)        (0.23)       (0.07)       (0.32)

   Net income (loss)          $   (0.01)     $  (0.31)    $  (0.16)    $  (1.01)

(7)  Net Capital Requirements

EarlyBirdCapital is a registered broker-dealer with the Securities and Exchange Commission (the "SEC") and member firms of the National Association of Securities Dealers ("NASD"). As such, EarlyBirdCapital is subject to the SEC's Uniform Net Capital Rule (SEC rule 15c3-1), which requires the maintenance of minimum net capital.

EarlyBirdCapital computes net capital under the standard aggregate indebtedness method permitted by the net capital rule, which requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to
1. At October 31, 2002, EarlyBirdCapital had net capital of $339,000, which was $239,000 in excess of its required net capital of $100,000. EarlyBird's ratio of aggregate indebtedness to net capital was 1.22 to 1.

(8)  Supplemental Cash Flow Information

                                          Nine Months Ended
                                             October 31,
                                          2002         2001
                                          ----         ----
Cash paid for:
   Income taxes                       $ 53,000     $ 78,000

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

On March 28, 2002, the Company sold its remaining interest, except for 2,640 shares, in Shochet to Sutter Opportunity Fund 2, LLC.

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

StreetWide pursues the collection of these debts through the NASD Arbitration process, or through direct negotiation with the obligor. StreetWide currently employs two individuals. As of October 31, 2002, StreetWide had 22 customers under contract. For the year ended January 31, 2002, StreetWide generated $116,000 of operating revenue. For the quarter and nine month period ended October 31, 2002, StreetWide generated $67,000 and $218,000, respectively, of operating revenue.

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

Results of Operations

Three Months Ended October 31, 2002  vs. Three Months Ended October 31, 2001
----------------------------------------------------------------------------

Income before discontinued operations for the three months ended October 31, 2002 was $224,000 as compared with a loss before discontinued operations of ($739,000) for the three months ended October 31, 2001. The change was caused by a decrease of $570,000 in total expenses, a decrease of $221,000 in loss from sale of businesses, and a $600,000 change in income tax (benefit) provision, offset by an $84,000 decrease in revenues and a decrease of $344,000 in the recognition of the minority interest's portion of the loss before discontinued operations. Revenues decreased primarily due to a decrease in investment banking and interest, partially offset by an increase in commissions and other revenue. Expenses decreased primarily due to a decrease in compensation and benefits, communication, brokerage, clearing and exchange fees, professional fees, business development, and other expenses, offset by an increase in occupancy and equipment. Loss from discontinued operations for the period was ($276,000), compared to a loss of ($2,089,000) for the comparable quarter in the prior year. Loss from discontinued operations is discussed below in "Discontinued Operations". Net loss for the three months ended October 31, 2002 was ($52,000) as compared to a net loss of ($2,828,000) in the same three months of the prior year. Basic and diluted net loss per share of common stock was ($0.01) for the third quarter of fiscal 2003 as compared to a net loss of ($0.31) for the fiscal 2002 quarter. Basic and diluted income from continuing operations per share of common stock was $0.02 for the third quarter of fiscal 2003 as compared to a loss per share of ($0.08) in the comparable quarter in fiscal 2002.

Revenues

Total revenues from continuing operations decreased by 18% to $396,000 for the third quarter of fiscal 2003, versus the year-earlier period, mainly as a result of a decrease in investment banking and interest.

Commission revenues increased from $89,000 in the third quarter of fiscal 2002 to $195,000 in the third quarter of fiscal 2003. This increase occurred as a result of an increase in commissions generated by EarlyBird's private client services group.

Investment banking revenues decreased to $83,000 in the third quarter of fiscal 2003 from $230,000 in the comparable period. During the third quarter of fiscal 2003, EarlyBird generated $63,000 and $20,000 from two transactions. In the same quarter of the prior year, it generated $60,000 and $170,000 as a result of two transactions.

Gains (losses) from principal transactions were $0 in the third quarter of fiscal 2003, versus a loss of $12,000 in fiscal 2002.

Asset management fees were $0 in the fiscal 2003 third quarter, as compared to $15,000 in the comparable period.

Interest income decreased to $1,000 in the third quarter of fiscal 2003 as a result of decreased cash balances and decreased interest rates.

Other revenues were $117,000 in the fiscal 2003 quarter, versus $62,000 in the comparable quarter. The increase is primarily due to an increase in StreetWide's collections revenue.

Expenses

Total expenses from continuing operations for the third quarter of fiscal 2003 were $819,000, a 41% decrease from the same quarter in fiscal 2002. The decrease is attributable to a decrease in compensation and benefits, communication, brokerage, clearing and exchange fees, professional fees, business development, and other expenses, offset by an increase in occupancy and equipment.

Compensation and benefits expense decreased 43% to $442,000. This decrease was attributable to reduced staffing levels at EarlyBird.

Occupancy and equipment expense in the fiscal 2003 quarter was $153,000, as compared to ($42,000) in the prior year third quarter. The increase reflects the recognition in the prior year third quarter of certain occupancy costs by discontinued operations which were previously borne by the parent company.

Brokerage, clearing and exchange fees for the fiscal 2003 quarter were ($36,000), as compared to $47,000 in fiscal 2002. The decrease is primarily the result of EarlyBird's recovery of certain prior period clearing costs from its clearing firm. Also, certain clearing costs incurred in the fiscal 2002 quarter (predominantly Instinet costs) were not incurred in the fiscal 2003 quarter.

Communications expenses were $40,000 for the fiscal 2003 quarter, compared to $74,000 in fiscal 2002. This decrease reflects the reduced staffing levels at EarlyBird in the current year.

Business development expenses decreased to $22,000 in the third quarter of fiscal 2003, as compared to $91,000 in the year earlier period. The decrease is the result of reduced travel and entertainment expenses.

Professional fees decreased by 53% to $101,000, mainly as a result of a declining need for legal services in the current period.

Other expenses for the fiscal 2003 quarter were $97,000, as compared to $221,000 in fiscal 2002. This decrease is the result of the incurrence of certain expenses in the prior year third quarter but not the current year third quarter, namely the establishment of StreetWide, and the recognition of representation fees paid to EBCapital (Europe) AG, which was sold in October 2001.

Income taxes

For the quarter ended October 31, 2002, we recognized an income tax benefit of $574,000. This benefit is the result of the filing of certain income tax returns that resulted in a decrease of income taxes payable that had been carried on the Company's Balance Sheet. We recognize a full valuation reserve on deferred tax assets primarily resulting from net operating loss carryforwards. During the comparable quarter of the prior year we recognized an income tax provision of $26,000.

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

GKN is considered a discontinued operation for the financial statements of the quarter ended October 31, 2002. Certain revenue and expense amounts in prior years have been reclassified to reflect the impact of the discontinued operation, as well as certain balance sheet items.

For the quarter ended October 31, 2002, GKN had a net loss of ($276,000), compared to a net loss of ($2,089,000) in the comparable quarter of the prior year. The loss for the fiscal 2003 quarter is the result of arbitration settlements and additional legal costs related to existing litigation and customer arbitrations, as well as a complete write-off of a securities position owned by GKN. The prior year loss reflects additional rent, equipment rentals and equipment write-offs, as well as additional legal costs related to existing litigation and customer arbitrations. GKN is conducting no further business other than seeking to satisfy its remaining liabilities, which are substantially in excess of its remaining assets.

Weighted average common shares outstanding

The weighted average number of common shares outstanding used in the computation of basic and diluted loss per common share was 9,746,675 for the third quarter of fiscal 2003, compared with 8,906,049 in the prior year period.

Nine Months Ended October 31, 2002  vs. Nine Months Ended October 31, 2001
--------------------------------------------------------------------------

Loss before discontinued operations for the nine months ended October 31, 2002 was ($891,000) as compared with a loss before discontinued operations of ($5,996,000) for the nine months ended October 31, 2001. The decrease was caused by a $1,280,000 increase in revenues, a $2,240,000 decrease in expenses, a decrease of $221,000 in loss from sale of businesses, a $1,202,000 decrease in equity in loss of unconsolidated affiliates, and a $619,000 change in income tax (benefit) provision, offset by a $457,000 decrease in the recognition of the minority interest's portion of the loss before discontinued operations. Revenues increased primarily due to an increase in commissions, investment banking, and other revenues, as partially offset by a decrease in asset management fees and interest income. Expenses decreased due to reductions in compensation and benefits, occupancy and equipment, communication, brokerage, clearing and exchange fees, professional fees, and business development, offset by an increase in other expenses. Loss from discontinued operations for the period was ($644,000), compared to a loss of ($2,807,000) for the comparable nine months in the prior year. Loss from discontinued operations is discussed below in "Discontinued Operations". Net loss for the nine months ended October 31, 2002 was ($1,535,000) as compared to a net loss of ($8,803,000) in the same nine months of the prior year. Basic and diluted loss per share of common stock was ($0.16) for the first nine months of fiscal 2003 as compared to a loss of ($1.01) for the fiscal 2002 period. Basic and diluted loss from continuing operations per share of common stock was ($0.09) for the first nine months of fiscal 2003 as compared to a loss of ($0.69) per share in the comparable period in fiscal 2002.

Revenues

Total revenues from continuing operations increased by 46% to $4,082,000 for the first nine months of fiscal 2003, versus the year-earlier period, primarily as a result of an increase in commissions, investment banking, and other revenue.

Commission revenues increased from $462,000 in the first nine months of fiscal 2002 to $1,224,000 in the first nine months of fiscal 2003. This increase is the result of the addition of an institutional sales group at EarlyBird in December 2001. On August 15, 2002, the Company closed its institutional sales group. As a result, commission revenues are expected to decline in future periods.

Investment banking revenues increased to $1,878,000 from $1,434,000 in the prior year comparable period. In the first nine months of fiscal 2003, EarlyBird received $1,595,000 in investment banking revenues from one transaction. The work performed by EarlyBird relating to this transaction took place over several quarterly periods. The receipt by EarlyBird of a fee of this magnitude is atypical and, management does not expect that it will record comparable investment banking fees in comparable future periods. In the first nine months of fiscal 2002, EarlyBird closed several smaller deals.

Losses from principal transactions were $0 in the first nine months of fiscal 2003. During the comparable period in the prior year a loss on principal transactions of ($56,000) was recognized.

Asset management fees decreased by 72% to $82,000, as a result of a decrease in the value of assets under management. The value of assets under management and, accordingly, the amount of revenues generated may vary significantly from period to period depending upon the market value of the underlying securities under management, which, in turn, is dependent upon economic and market conditions.

Interest income decreased from $203,000 in the first nine months of fiscal 2002 to $14,000 in the first nine months of fiscal 2003 as a result of decreased cash balances and decreased interest rates.

Other revenue was $884,000 in the first nine months of fiscal 2003, versus $464,000 in the comparable period. The increase is due to the sale of Shochet shares in March 2002, generating revenue of $535,000.

Expenses

Total expenses from continuing operations for the first nine months of fiscal 2003 were $5,469,000, a 29% decrease from the same period in fiscal 2002. The decrease is attributable to decreases in compensation and benefits, occupancy and equipment, communication expenses, brokerage, clearing and exchange fees, professional fees, and business development. These decreases were offset by an increase in other expenses.

Compensation and benefits expense decreased 19% to $2,699,000. This decrease is attributable to a staff reduction at EarlyBirdCapital. The decrease was partially offset by a bonus payout resulting from the investment banking transaction that was completed in May 2002, and compensation paid to the institutional sales group. On August 15, 2002, the Company closed its institutional sales group. As a result, compensation and benefits expense may decline in future periods.

Occupancy and equipment expense in the fiscal 2003 first half was $1,197,000, compared to $1,755,000 in the prior year. The decrease reflects the prior year one-time charge of $619,000 associated with the buyout of certain operating leases.

Brokerage, clearing and exchange fees for the first nine months of fiscal 2003 were $235,000, as compared with $239,000 in fiscal 2002. This decrease is the result of EarlyBird's recovery of certain prior period clearing costs from its clearing firm, and the result of the reduction of certain clearing costs which were incurred in fiscal 2002 (predominantly Instinet costs) that were not incurred in fiscal 2003, as offset by clearing fees incurred by the institutional sales group, which was established at EarlyBird in December 2001.

Communications expenses were $195,000 for the first nine months of fiscal 2003, compared to $689,000 in fiscal 2002. This decrease reflects the prior year one-time charge of $437,000 associated with the buyout of certain operating leases, and the reduced staffing levels at EarlyBird in the current year.

Business development expenses decreased 45% to $149,000 in the first nine months of fiscal 2003, as a result of reduced travel and entertainment expenses.

Professional fees decreased by 50% to $455,000, primarily as a result of a declining need for legal services in the current period.

Other expenses for the first nine months of fiscal 2003 were $539,000, as compared to $518,000 in fiscal 2002. This increase is primarily the result of an arbitration settlement at EarlyBird during the first nine months of fiscal 2003.

Equity in loss of unconsolidated affiliates

Firebrand Financial and Dalewood Associates, Inc., a subsidiary of EarlyBirdCapital.com Inc., have investments in Dalewood Associates, LP. In the aggregate they own 16.7% of the limited partnership. We treat Dalewood Associates, LP as an unconsolidated affiliate for accounting purposes. During the second quarter of fiscal 2003 management wrote down the asset values of Dalewood Associates, LP by 10%. This writedown was the result of decreased valuations of the companies in which Dalewood Associates, LP held investments, and reflects valuations in general compared to the venture investment market. As a result of this writedown the Company recognized a loss of $296,000. In the comparable period of 2002, the Company recognized a loss of $1,498,000 on the same investment.

Income taxes

For the nine months ended October 31, 2002, we recognized an income tax benefit of 541,000. This benefit is the result of the filing of certain income tax returns that resulted in a decrease of income taxes payable that had been carried on the Company's Balance Sheet. We recognize a full valuation reserve on deferred tax assets primarily resulting from net operating loss carryforwards. During the comparable period of the prior year we recognized an income tax provision of $78,000.

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

Both GKN and Shochet are considered discontinued operations for the financial statements of the nine months ended October 31, 2002. Certain revenue and expense amounts in prior years have been reclassified to reflect the impact of the discontinued operations, as well as certain balance sheet items.

For the nine months ended October 31, 2002, GKN incurred losses of $644,000, compared to losses of $2,734,000 in the comparable period of the prior year. The current year loss reflects arbitration settlements and additional legal costs related to existing litigation and customer arbitrations, as well as a complete write-off of a securities position owned by GKN. GKN is conducting no further business other than seeking to satisfy its remaining liabilities, which are substantially in excess of its remaining assets.

See footnotes 1 and 3 for a discussion of Shochet Holding Corp. At January 31, 2001, the Company's remaining investment in Shochet was $73,000. During the first nine months of fiscal 2002, the Company recognized its portion of Shochet's net loss to the extent of its remaining investment.

Weighted average common shares outstanding

The weighted average number of common shares outstanding used in the computation of basic and diluted loss per common share was 9,746,675 for the first nine months of fiscal 2003, compared with 8,742,762 in the prior year period.

Liquidity and Capital Resources

Approximately 23% of assets at October 31, 2002 were highly liquid, consisting primarily of cash and cash equivalents and receivables from other broker-dealers. Additionally, approximately 65% of our assets are an investment in Dalewood Associates LP, which we believe we could liquidate at a discount, if necessary. At October 31, 2002, we held $191,000 of net liabilities for discontinued operations, for which we have continued financial exposure.

Our brokerage subsidiary, EarlyBirdCapital, Inc., is subject to the net capital rules of the NASD and SEC. As such, we are subject to certain restrictions on the use of capital. EarlyBird's net capital position as of October 31, 2002 was $339,000, which was $239,000 in excess of its net capital requirement.

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

We have recognized book reserves to cover exposures related to arbitrations and legal matters concerning our subsidiary GKN. GKN also has continued liability on its real property lease to its landlord at One State Street Plaza in New York City. GKN can not satisfy these liabilities with operating income and does not have sufficient cash balances to cover them. GKN has been involved in discussions with the landlord to seek a resolution of its continuing liability under such lease and is seeking to terminate such lease. Accordingly, the Company may relocate its offices in the near future.

Management of the Company is exploring ways to maximize stockholder value. Certain of those ways involve a potential change in the ownership or operating methods of EarlyBirdCapital, Inc.

Consolidated Contractual Obligations and Lease Commitments

The table below summarizes information about our consolidated contractual obligations as of October 31, 2002 and the effects these obligations are expected to have on our consolidated liquidity and cash flow in future years. This table does not include any projected payment amounts related to GKN's potential exposure to arbitrations and other legal matters.


                                                              Payments due by Period
                   Total            Less than 1     1 - 2           2 - 3           3 - 4            After 4
                                       year         years           years           years             years
                                    ---------------------------------------------------------------------------
Operating lease
obligations        $12,563,000      $1,033,000    $1,063,000      $1,142,000      $1,182,000       $8,143,000


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

ITEM 4. CONTROLS AND PROCEDURES.

Within the 90-day period prior to the filing of this report, an evaluation of the effectiveness of the Company's disclosure controls and procedures was made under the supervision and with the participation of the Company's management, including the chief executive officer and chief financial officer. Based on that evaluation, except as set forth below, the CEO and CFO concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. In November 2002, the full-time employment of the Company's CFO ended. Soon thereafter, a medical emergency incapacitated the person who was to assume responsibility for preparing this report. Accordingly, the Company's CFO, acting in a consulting capacity, commenced the preparation of this report. These circumstances caused the Company to be unable to file this report in a timely manner. The Company's board of directors has not yet determined who shall be assigned responsibility for the financial aspects of future reports. Subsequent to the date of their evaluation, there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 2. Changes in securities: Sales of Unregistered Securities during the nine months ended October 31, 2002

              None.

Item 6. Exhibits and Reports on Form 8-K
        (a)     Exhibits:
                None

        (b)     Reports on Form 8-K:
                None




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 6, 2003               Firebrand Financial Group, Inc.


                                             /s/ David M. Nussbaum
                                    --------------------------------------------
                                    David M. Nussbaum
                                    Chairman of the Board, President,
                                    Chief Executive Officer
                                    (Principal Executive Officer)


                                             /s/ Eric Citrin
                                    --------------------------------------------
                                    Eric Citrin
                                    (Principal Financial and Accounting Officer)

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Firebrand Financial Group, Inc. (the "Company") on Form 10-Q for the period ended October 31, 2002 as filed with the Securities and Exchange Commission (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:
     1. the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
     2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


Dated:   January 6, 2003
                                              /s/ David M. Nussbaum
                                    --------------------------------------------
                                    David M. Nussbaum
                                    Chief Executive Officer


Dated:   January 6, 2003
                                              /s/ Eric Citrin
                                    --------------------------------------------
                                    Eric Citrin
                                    (Principal Financial and Accounting Officer)

                      SECTION 302 CERTIFICATION PURSUANT TO
                          RULE 13a-14 AND 15d-14 UNDER
                     THE SECURITIES ACT OF 1934, AS AMENDED

I, David Nussbaum, certify that:

1. I have reviewed this Quarterly report on Form 10-Q of Firebrand Financial Group, Inc.;

2. based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. the registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days of the filing date of this quarterly report (the "Evaluation Date"); and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and to the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. the registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:   January 6, 2003
                                              /s/ David M. Nussbaum
                                    --------------------------------------------
                                    David M. Nussbaum
                                    Chief Executive Officer

                      SECTION 302 CERTIFICATION PURSUANT TO
                          RULE 13a-14 AND 15d-14 UNDER
                     THE SECURITIES ACT OF 1934, AS AMENDED

I, Eric Citrin, certify that:

1. I have reviewed this Quarterly report on Form 10-Q of Firebrand Financial Group, Inc.;

2. based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. the registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days of the filing date of this quarterly report (the "Evaluation Date"); and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. the registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and to the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. the registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:   January 6, 2003
                                              /s/ Eric Citrin
                                    --------------------------------------------
                                    Eric Citrin
                                    (Principal Financial and Accounting Officer)